Form 10-K
period 2025-12-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2026-02-27
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025
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
Hudson Pacific Properties, Inc.  Yes  ☐    No  ☒    Hudson Pacific Properties, L.P. Yes  ☐    No  ☒

As of June 30, 2025, the aggregate market value of common stock held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) was $1.0 billion based upon the last sales price on June 30, 2025 for the registrant’s common stock.

There is no public trading market for the common units of limited partnership interest of Hudson Pacific Properties, L.P. As a result, the aggregate market value of the common units of limited partnership interest held by non-affiliates of Hudson Pacific Properties, L.P. cannot be determined.

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at February 18, 2026 was 54,242,024.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2026 Annual Meeting of Stockholders to be held May 28, 2026 are incorporated by reference in Part III of this Annual Report on Form 10-K. The proxy statement will be filed by the registrant with the United States Securities and Exchange Commission, or the SEC, not later than 120 days after the end of the registrant’s fiscal year.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the period ended December 31, 2025 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a real estate investment trust, or REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

Hudson Pacific Properties, Inc. is a REIT and the sole general partner of our operating partnership. As of December 31, 2025, Hudson Pacific Properties, Inc. owned approximately 97.4% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 2.6% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.

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

As of December 31, 2025, our portfolio included:

•Office properties comprising approximately 13.9 million square feet;
•Studio properties comprising approximately 1.7 million square feet, including 45 sound stages, production-supporting office and other facilities;
•Land properties comprising approximately 3.2 million square feet of undeveloped density rights for office, studio and residential space; and
•Production services assets, comprising vehicles, lighting and grip, production supplies and other equipment and the lease rights to an additional 20 sound stages.

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

•Leadership in Sustainability. Through our Better BlueprintTM program, the Company is an established industry leader in sustainability. We have received accolades from the Global Real Estate Sustainability Benchmark (GRESB), the National Associate of Real Estate Investment Trusts (NAREIT), and the National Association of Office Properties (NAIOP), ENERGY STAR among many others. Our priorities in this area focus on initiatives that are relevant for our industry and drive business value, providing a key point of differentiation for those who invest, partner, lease, or work with or for us.

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

Our portfolio of owned real estate is concentrated in California, the Pacific Northwest, New York, and Western Canada. For further detail regarding our geographic financial information, refer to Item 2 “Properties.”

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

Sustainability

Environmental sustainability and social impact are priorities shared by many of our customers, investors, and other key stakeholders. Our efforts in these areas are part of our company’s broader Better Blueprint program—an initiative that brings to life our vision of vibrant, thriving urban spaces and places built for the long term. This ‘blueprint’ articulates many of the principles and practices that inform our commitment to both portfolio and management excellence. It has received numerous awards and accolades, including from the National Association of Real Estate Investment Trusts (NAREIT), Global Real Estate Sustainability Benchmark (GRESB), and the Department of Energy’s ENERGY STAR program.

Our environmental sustainability program differentiates us with customers and investors who prioritize this issue. The company has had 100% carbon neutral real estate operations since 2020, and we have a science-based target that commits us to go further by reducing absolute Scope 1 and 2 greenhouse gas (“GHG”) emissions by 50% by 2030, from a 2018 baseline, excluding financial instruments like unbundled renewable energy credits and carbon offsets. Our office portfolio is almost entirely LEED certified and offers plentiful green amenities like EV charging, end-of-trip facilities, and outdoor work areas. Our studios business has become a recognized industry leader for zero-emission production solutions such as energy-efficient sound stages, solar-electric production trailers, electric vehicles and clean mobile power solutions.

Our social impact program supports our strategy to transform our real estate assets into destinations where tenants’ employees are excited to spend their days, all while helping us attract and retain top talent ourselves. We consistently deliver state-of-the-art buildings with natural light, healthy food, fitness amenities and on-site programming to engage tenants and local community members. We also have a robust charitable giving and employee volunteering program that helps us give back to local communities, preserving what makes our neighborhoods vibrant and desirable places for companies to locate their workplaces.

More information can be found in Hudson Pacific’s Better Blueprint Report.

Human Capital

Talent Acquisition and Retention

We believe our people are our greatest asset, and our recruitment process is designed to attract and retain qualified candidates who align with our values and business objectives. Our hiring process includes behavioral-based interviews and assessments conducted by recruiters, hiring managers, and relevant stakeholders to promote consistency and objectivity. We value employees at all levels of the organization and seek to foster an inclusive workplace that respects diversity across gender, age, ethnicity and cultural background. We take pride in the fact that our workforce reflects a broad range of backgrounds and experiences. As of December 31, 2025, our employee base was 40% female and 63% ethnically diverse. We support inclusion through Employee Resource Groups designed to foster connection, professional development and the sharing of perspectives among employees.

Training and Development

New employees participate in a comprehensive orientation program designed to familiarize them with the Company’s business, strategy, values and leadership approach through interactive sessions with Senior executives. Ongoing development opportunities include annual performance reviews, role-specific training programs and access to individualized online learning resources. We offer interactive leadership development programs for junior and senior team members and off-site team retreats that foster team-building and skills training. The Company honors top performers through annual “Excellence Awards,” which highlight performance, leadership and impact across the organization.

Compensation and Benefits

We maintain a pay-for-performance compensation philosophy, under which compensation decisions consider individual performance, team or departmental results and overall Company performance. Compensation assessments also consider how results are achieved, including alignment with our values and competencies. Merit salary increases and discretionary bonuses are awarded as recognition for past year’s performance. Our compensation and benefits programs are designed to be competitive within our industry and include retirement savings plans, medical, dental and vision coverage, parental leave, flexible spending accounts, an employee referral bonus program and an employee assistance program. We also offer paid holidays, vacation and sick time and wellness-related benefits intended to support work/life balance.

Collective Bargaining Arrangements

As of December 31, 2025, we had 607 employees, of whom 131 were covered by collective bargaining agreements within our production services and operating companies. We believe our relations with employees are good.

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

We are required to pay property taxes on our properties. These taxes could increase as property tax rates increase or as properties are reassessed by the taxing authorities. For example, under the existing California law commonly referred to as Proposition 13, property tax reassessments generally occur as a result of a “change of ownership” or “new construction” of a property. Because the property tax authorities may take significant time to determine a change of ownership or new construction or the actual reassessed value of a property, the potential reassessment may not be determined until a period after the transaction or construction has occurred. From time to time, lawmakers and voters have initiated efforts to repeal or amend Proposition 13, which, if successful, would have increased the assessed value or tax rates for our properties in California. Additionally, legislation changing property tax rates or assessments in other state and local jurisdictions in which our properties are located may be proposed. An increase in the assessed value of our properties or property tax rates or the addition of new taxes could adversely affect our financial condition, cash flows and our ability to pay dividends to our stockholders.

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

Our degree of leverage could limit our ability to obtain additional financing or affect the market price of our equity and debt securities.

As of February 18, 2026, our consolidated debt was approximately $3.4 billion (excluding unconsolidated joint venture debt).

The following table presents our ratio of debt to total market capitalization (counting series A preferred units as debt) as of February 18, 2026 (in thousands, except percentage):

Market Capitalization	February 18, 2026
Unsecured and secured debt(1)	$3,366,183
Series A redeemable preferred units	2,795
Total consolidated debt	3,368,978
Equity capitalization(2)	846,541
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$4,215,519
Total consolidated debt/total consolidated market capitalization	79.9%
_____________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), pre-funded warrants, OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $6.34, as reported by the NYSE, on February 18, 2026 as well as the aggregate value of the Series C preferred stock liquidation preference as of February 18, 2026.
Our degree of leverage could affect our ability to obtain additional financing for working capital, capital expenditures, acquisitions, development or other general corporate purposes. In November 2024, May 2025 and June 2025, our senior debt credit ratings were downgraded. In the event our senior debt is further downgraded from its current ratings, we would likely incur higher borrowing costs and/or difficulty in obtaining additional financing. Our degree of leverage could also make us more vulnerable to a downturn in business or the economy generally. There is a risk that changes in our debt to total market capitalization ratio, which is in part a function of our stock price, or our ratio of indebtedness to other measures of asset value used by financial analysts may have an adverse effect on the market price of our equity or debt securities.

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities.

As of December 31, 2025, we had $0.6 billion in variable rate debt, excluding debt that is effectively fixed through the use of interest rate swaps. In addition, we may incur additional variable rate debt in the future. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise. Interest rate increases would increase the interest costs on our unhedged variable rate debt, which could adversely affect our cash flow and our ability to pay principal and interest on our debt and our ability to make distributions to our stockholders. Further, rising interest rates could limit our ability to refinance existing debt when it matures. We seek to manage our exposure to interest rate volatility by using interest rate hedging arrangements that involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements, and that these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may materially adversely affect our financial condition, results of operations, cash flow, cash available for distribution, including cash available for payment of dividends on and the per share trading price of our securities. In addition, while such agreements are intended to lessen the impact of rising interest rates on us, they also expose us to the risk that the other parties to the agreements will not perform, we could incur significant costs associated with the settlement of the agreements, the agreements will be unenforceable and the underlying transactions will fail to qualify as highly-effective cash flow hedges under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.

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

These limitations restrict our ability to engage in some business activities, which could adversely affect our financial condition, results of operations, cash flow, cash available for distributions to our stockholders, and per share trading price of our securities. In addition, failure to meet any of these covenants, including the financial coverage ratios, could cause an event of default under and/or accelerate some or all of our indebtedness, which would have a material adverse effect on us. Beginning with the third quarter of 2025, we temporarily modified certain of our unencumbered NOI to unsecured interest expense covenants to provide for a minimum required ratio of 1.75x for such covenants which previously required a minimum ratio of 2.0x for any fiscal quarter ending on or prior to December 31, 2026. There is no assurance that we will be able to obtain future waivers or modifications of these or other covenants, and future compliance with our financial covenants is dependent upon the results of our operating activities, our financial condition, and the overall market conditions in which we and our tenants operate. Furthermore, our unsecured revolving credit facility and term loan facility contain specific cross-default provisions with respect to specified other indebtedness, giving the lenders the right to declare a default if we are in default under other loans in some circumstances.

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

We depend on significant tenants.

As of December 31, 2025, the 15 largest tenants in our office portfolio represented approximately 42.7% of the HPP’s share of the total annualized base rent generated by our office properties. The inability of a significant tenant to pay rent or the bankruptcy or insolvency of a significant tenant may adversely affect the income produced by our properties. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. In addition, a bankrupt or insolvent tenant may be authorized to reject and terminate its lease with us. Any claim against such tenant for unpaid, future rent would be subject to a statutory cap that might be substantially less than the remaining rent owed under the lease. As of December 31, 2025, our three largest tenants were Google, Inc., Netflix, Inc. and Amazon, which together accounted for 20.6% of the HPP’s share of the annualized base rent generated by our office properties. If Google, Inc., Netflix, Inc. and Amazon were to experience a downturn or a weakening of financial condition resulting in a failure to make timely rental payments or causing a lease default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.

We may be unable to renew leases, lease vacant space or re-let space as leases expire.

As of December 31, 2025, approximately 31.3% of the HPP’s share of the square footage of the office properties (including our development and redevelopment properties) in our portfolio was available, taking into account uncommenced leases signed as of December 31, 2025. An additional approximately 7.3% of the HPP’s share of the square footage of the office properties in our portfolio is scheduled to expire in 2026 (includes leases scheduled to expire on December 31, 2025). We cannot assure you that leases will be renewed or that our properties will be re-let at net effective rental rates equal to or above the current average net effective rental rates or that substantial rent abatements, tenant improvements, early termination rights or below-market renewal options will not be offered to attract new tenants or retain existing tenants. If the rental rates for our properties decrease, our existing tenants do not renew their leases or we do not re-let a significant portion of our available space and space for which leases will expire, our financial condition, results of operations, cash flow and per share trading price of our securities could be adversely affected.

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

Nine of our consolidated properties are subject to ground leases (including properties with a portion of the land subject to a ground lease). Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 13 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments Future Minimum Rents” for more information regarding our ground lease agreements. If any of these ground leases are terminated following a default or expire without being extended, we may lose our interest in the related property and may no longer have the right to receive any of the rental income from such property, which would adversely affect our financial condition, results of operations, cash flow and the per share trading price of our securities.

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

As of December 31, 2025, approximately 22% of our employees are covered by collective bargaining agreements. While we believe we have good relationships with our unionized employees and we have not experienced any union-related work stoppage over the last ten years, if we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Moreover, regulations in some jurisdictions outside of the U.S. mandate employee participation in collective bargaining agreements and work councils with certain consultation rights with respect to the relevant companies’ operations. Although we work diligently to provide the best possible work environment for our employees, they may still decide to join or seek recognition to form a labor union, or we may be required to become a union signatory.

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

As of December 31, 2025, we had 18 joint ventures. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 2 to the Consolidated Financial Statements—Summary of Significant Accounting Policies” and Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 6 to the Consolidated Financial Statements—Investment in Unconsolidated Real Estate Entities” for details on our joint ventures. We may co-invest in the future with other third parties through partnerships, joint ventures or other entities, acquiring non-controlling interests in or sharing responsibility for managing the affairs of a property, partnership, joint venture or other entity. These investments may, under certain circumstances, involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Partners or co-venturers may have economic or other business interests or goals that are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and/or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Our joint ventures may be subject to debt and, in the current volatile credit market, the refinancing of such debt may require equity capital calls.

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

Volatility in market and economic conditions may impact the accuracy of the various estimates used in the preparation of our financial statements and footnotes to the financial statements.

Various estimates are used in the preparation of our financial statements, including estimates related to asset and liability valuations (or potential impairments), and receivables. Often these estimates require the use of market data values and involve estimates of future performance or receivables collectability, all of which can be difficult to accurately predict. Although our management team believes it has been prudent and used reasonable judgment in making these estimates, it is possible actual results may differ from these estimates.

We have suspended paying dividends on our common stock and we cannot assure you of our ability to pay dividends in the future or the amount of any dividends.

In September 2024, we suspended our quarterly dividend on our common stock in order to address liquidity considerations in light of general office industry trends and slower-than-anticipated recovery of studio demand following the Writers Guild of America (“WGA”) strike and the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) strikes. Our Board determines the amount and timing of any distributions and currently expects to continue to review and evaluate future dividend payments on a quarterly basis, but we cannot provide you with any assurances that we will resume paying dividends on our common stock. In making this determination, our Board considers a variety of relevant factors, including, without limitation, the obligations under our various financing agreements, projected taxable income, compliance with our debt covenants, long-term operating projections, expected capital requirements, the annual distribution requirements under the REIT provisions of the Code and risks affecting our business. Accordingly, unless a declaration and payment of cash dividends is made, realization of a gain on stockholders’ investments will depend on the appreciation of the price of our stock. There is no guarantee that our stock will appreciate in value or a dividend declaration will be made. We cannot assure you that we will be able to make distributions in the future. Any of the foregoing could adversely affect the market price of our publicly traded securities.

We cannot provide any assurance that our Quixote business will be able to fully respond to the challenging market conditions prevailing within the entertainment industry.

Our Quixote business has experienced operating losses during calendar year 2025 from decreased production activity, leading us to seek measures to reduce its cost structure to remain competitive. In this regard, we have terminated certain leases, closed operating locations and reduced our staff. While we continue to pursue additional cost reduction initiatives, we cannot provide any assurance that these measures will be successful or sufficient to return the business to profitability. If we are unable to continue to operate the business while meeting these objectives, this will have a material adverse effect on our Quixote operations and our ability to produce profits from our investments in these operations in the future.

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

In exchange for the contribution of properties to our portfolio in connection with our IPO, some contributors received series A preferred units in our operating partnership. As of December 31, 2025, these units have an aggregate liquidation preference of approximately $2.8 million and have a preference as to distributions and upon liquidation that could limit our ability to pay dividends on series C preferred stock and common stock. The series A preferred units are senior to any other class of securities our operating partnership may issue in the future without the consent of the holders of the series A preferred units. As a result, we will be unable to issue partnership units in our operating partnership senior to the series A preferred units without the consent of the holders of series A preferred units. Any preferred stock in our Company that we issue will be subordinate to the series A preferred units. In addition, we may only engage in a fundamental change, including a recapitalization, a merger and a sale of all or substantially all of our assets, as a result of which our common stock ceases to be publicly traded or common units cease to be exchangeable (at our option) for publicly traded shares of our stock, without the consent of holders of series A preferred units if following such transaction we will maintain certain leverage ratios and equity requirements, and pay certain minimum tax distributions to holders of our outstanding series A preferred units. Alternatively, we may redeem all or any portion of the then outstanding series A preferred units for cash (at a price per unit equal to the redemption price). If we choose to redeem the outstanding series A preferred units in connection with a fundamental change, this could reduce the amount of cash available for distribution to holders of series C preferred stock and common stock. In addition, these provisions could increase the cost of any such fundamental change transaction, which may discourage a merger, combination or change of control that might involve a premium price for our common stock or that our stockholders otherwise believe to be in their best interests.

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

We currently own interests in certain taxable REIT subsidiaries and may acquire securities in additional taxable REIT subsidiaries in the future. A taxable REIT subsidiary is a corporation (or entity treated as a corporation for federal income tax purposes) other than a REIT in which a REIT directly or indirectly holds stock, and that has made a joint election with such REIT to be treated as a taxable REIT subsidiary. If a taxable REIT subsidiary owns more than 35% of the total voting power or value of the outstanding securities of another corporation, such other corporation will also be treated as a taxable REIT subsidiary. Other than some activities relating to lodging and health care facilities, a taxable REIT subsidiary may generally engage in any business, including the provision of customary or non-customary services to tenants of its parent REIT. A taxable REIT subsidiary is subject to federal income tax as a regular C corporation. In addition, a 100% excise tax will be imposed on certain transactions between a taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s length basis. A REIT’s ownership of securities of a taxable REIT subsidiary is not subject to the 5% or 10% asset tests applicable to REITs. No more than 25% of our total assets may be represented by securities, including securities of taxable REIT subsidiaries, other than those securities includable in the 75% asset test. Further, no more than 25% of the value of our total assets may be represented by securities of taxable REIT subsidiaries. We anticipate that the aggregate value of the stock and other securities of any taxable REIT subsidiaries that we own will be less than 25% of the value of our total assets, and we will monitor the value of these investments to ensure compliance with applicable asset test limitations. In addition, we intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s length terms to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with these limitations or avoid application of the 100% excise tax discussed above.

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

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders that are individuals, trusts and estates is 20%. Dividends payable by REITs, however, generally are not eligible for these reduced rates. U.S. stockholders that are individuals, trusts and estates generally may deduct up to 20% of the ordinary dividends (e.g., dividends not designated as capital gain dividends or qualified dividend income) received from a REIT. Although this deduction reduces the effective tax rate applicable to certain dividends paid by REITs (generally to 29.6% assuming the shareholder is subject to the 37% maximum rate), such tax rate is still higher than the tax rate applicable to corporate dividends that constitute qualified dividend income. Accordingly, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including the per share trading price of our securities.

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

Epidemics, pandemics or other outbreaks of an illness, disease or virus that affect the markets in which we conduct our business and where our tenants are located, and actions taken to contain or prevent their further spread, could have significant adverse impacts on our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to security holders in a variety of ways that are difficult to predict. Epidemics, pandemics or other outbreaks of an illness, disease or virus, including the relatively recent COVID-19 pandemic, could result in significant governmental measures being implemented to control the spread of such illness, disease or virus, including quarantines, restrictions on travel, “shelter in place” rules, stay-at-home orders, density limitations, social distancing measures, restrictions on types of business that may continue to operate and/or restrictions on types of construction projects that may continue, which could adversely affect our ability to adequately manage our business. Although most state governments and other authorities have lifted or reduced restrictions relating to the COVID-19 pandemic, they and others may reinstitute these measures in the future, or impose new, more restrictive measures, if the risks, or the perception of the risks, related to the COVID-19 pandemic worsen at any time, including as a result of the spread of new variants of the virus or other illness. If any such restrictions remain in place for an extended period of time, we may experience reductions in rents from our tenants. Although we will continue to be actively engaged in rent collection efforts related to uncollected rent, as well as working with certain tenants who request rent deferrals (particularly those occupying retail space), we can provide no assurance that such efforts or our efforts in future periods will be successful. Moreover, to the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks set forth in this “Risk Factors” section.

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

We face risks associated with security breaches, whether through cyber attacks or cyber intrusions, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. We and others in our industry are targets for threat actors because we hold confidential and sensitive information. Our IT networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations (including managing our building systems) and, in some cases, may be critical to the operations of certain of our tenants. Although we make efforts to maintain the security and integrity of our IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, the security measures applied to our systems cannot guarantee protection against all cyber risks. Even the most well-protected information, networks, systems and facilities remain vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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
•a third-party risk management process for service providers, suppliers, and vendors based on our assessment of each provider’s operationality, criticality and respective risk profile; and
•incident response training for security personnel, including periodic tabletop exercises and penetration testing designed to test the effectiveness of our incident response capabilities.

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

The Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives briefings from management on our cyber risk management program. Board members receive presentations on cybersecurity topics from our SVP, Information Technology, as well as our Risk Committee, which includes our Chief Financial Officer, General Counsel and Chief Risk Officer, internal security staff or external experts as part of the Board’s continuing education on topics that impact public companies.

Our management team led by our Chief Financial Officer and General Counsel and Chief Risk Officer, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and, through collaboration with our Chief People Officer, supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes technical and managerial expertise, enabling them to proficiently design, engineer, and oversee the organization’s overall security stance. Their capabilities encompass a wide range of skills, including proficiency in Security and Risk Management, Vulnerability Management, as well as expertise in Network Security and Operations, and Security Architecture.

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

ITEM 2. Properties

As of December 31, 2025, our portfolio of owned real estate consisted of 52 properties (33 wholly-owned properties, 13 properties owned by joint ventures and six land properties) totaling approximately 19 million square feet and located primarily in Los Angeles, the San Francisco Bay Area, Seattle, New York, Vancouver, British Columbia and Greater London, United Kingdom.

Office Portfolio

Our office portfolio consists of 41 office properties totaling approximately 13.9 million square feet located in Los Angeles, the San Francisco Bay Area, Seattle and Vancouver, British Columbia.

In-Service Office Portfolio

Our in-service office portfolio consists of owned office properties, excluding repositioning, redevelopment, development and held for sale properties. As of December 31, 2025, the weighted average remaining lease term for our in-service office portfolio was 4.9 years

The following table summarizes information relating to the consolidated and unconsolidated in-service office properties owned as of December 31, 2025:

Location	Submarket	Square Feet(1)	Percent Occupied(2)	Percent Leased(3)	Annualized Base Rent(4)	Annualized Base Rent Per Square Foot(5)

Los Angeles, California
ICON(6)	Hollywood	326,792	100.0%	100.0%	$22,582,675	$69.10
EPIC(6)	Hollywood	301,127	100.0	100.0	23,885,394	79.32
Harlow(6)	Hollywood	129,931	100.0	100.0	8,448,785	65.03
6040 Sunset(6)	Hollywood	114,958	100.0	100.0	999,996	8.70
CUE(6)	Hollywood	94,386	100.0	100.0	6,603,787	69.97
11601 Wilshire	West Los Angeles	501,078	93.5	94.7	22,148,575	47.28
Fourth & Traction	Downtown Los Angeles	131,701	100.0	100.0	6,549,823	49.73
San Francisco Bay Area, California
Concourse	North San Jose	943,052	57.7	58.6	23,379,131	42.97
Gateway	North San Jose	608,895	72.6	74.4	20,379,297	46.09
Metro Plaza	North San Jose	480,039	60.3	60.3	13,967,987	48.28
Skyport Plaza	North San Jose	419,142	10.4	10.9	1,187,925	27.37
1740 Technology	North San Jose	215,857	100.0	100.0	12,031,216	55.74
1455 Market	San Francisco	1,007,646	47.2	47.2	18,822,822	39.54
Rincon Center	San Francisco	530,135	97.4	97.4	34,346,022	66.49
Ferry Building(7)	San Francisco	266,402	98.8	99.9	25,461,952	96.71
901 Market	San Francisco	204,381	32.4	32.4	3,723,320	56.27
875 Howard	San Francisco	188,252	83.9	83.9	13,194,810	83.56
275 Brannan	San Francisco	57,120	100.0	100.0	3,427,200	60.00
Palo Alto Square	Palo Alto	318,180	98.4	98.4	29,463,288	94.15
3400 Hillview	Palo Alto	207,857	100.0	100.0	17,265,132	83.06
Page Mill Hill	Palo Alto	182,562	75.5	75.5	8,080,150	58.59
Page Mill Center	Palo Alto	172,666	100.0	100.0	11,553,425	66.91
Clocktower Square	Palo Alto	100,655	100.0	100.0	9,456,493	93.95
Towers at Shore Center	Redwood Shores	334,570	75.3	75.7	18,567,027	73.73
Shorebreeze	Redwood Shores	230,931	69.7	69.7	10,427,380	64.75
555 Twin Dolphin	Redwood Shores	201,219	68.3	70.1	8,598,991	62.58
333 Twin Dolphin	Redwood Shores	183,035	56.3	56.3	6,191,897	60.12
Metro Center	Foster City	724,121	88.3	89.5	37,905,051	59.28
Techmart	Santa Clara	285,764	89.0	90.0	11,305,679	44.44
Seattle, Washington
1918 Eighth(7)	Denny Triangle	667,724	99.4	99.4	29,971,507	45.16
Hill7	Denny Triangle	285,310	46.9	46.9	5,460,279	40.84
5th & Bell	Denny Triangle	197,136	100.0	100.0	8,443,294	42.83
Met Park North	Denny Triangle	191,450	25.6	40.5	1,251,258	25.52
505 First	Pioneer Square	291,290	25.5	25.5	2,163,813	29.14
83 King	Pioneer Square	185,790	35.6	35.6	1,470,233	22.23
450 Alaskan	Pioneer Square	171,594	95.9	95.9	7,638,438	46.43
411 First	Pioneer Square	164,426	89.8	95.2	5,361,744	36.31
95 Jackson	Pioneer Square	32,078	76.4	76.4	360,888	14.73
Vancouver, British Columbia
Bentall Centre(8)	Downtown Vancouver	1,528,789	92.5	93.2	43,483,392	30.74
Total In-Service		13,178,041	76.3%	77.0%	$535,560,076	$53.27
_____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Calculated as (i) square footage under commenced leases as of December 31, 2025, divided by (ii) total square feet, expressed as a percentage.
3.Calculated as (i) square footage under commenced and uncommenced leases as of December 31, 2025, divided by (ii) total square feet, expressed as a percentage.

4.Presented on an annualized basis and is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2025, by (ii) 12. Annualized base rent does not reflect tenant reimbursements.
5.Calculated as (i) annualized base rent divided by (ii) square footage under commenced leases as of December 31, 2025. Annualized base rent does not reflect tenant reimbursements.
6.We own 51% of the ownership interest in the consolidated joint venture that owns ICON, EPIC, Harlow, 6040 Sunset and CUE.
7.We own 55% of the ownership interest in the consolidated joint ventures that own Ferry Building and1918 Eighth.
8.We own 20% of the ownership interest in the unconsolidated joint venture that owns Bentall Centre. Annualized base rent and rental rates have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2025.

Office Tenant Diversification

The following table provides information regarding the 15 largest tenants in our office portfolio based on HPP’s share of annualized base rent as of December 31, 2025:

	Tenant	# of Properties	Lease Expiration	Total Occupied Square Feet		HPP’s Share
						Annualized Base Rent(1)	Percent of Annualized Base Rent
1	Google, Inc.	3	2028-2029	458,054	(2)	$39,743,079	8.9%
2	Netflix, Inc.	3	9/30/31	722,305	(3)	27,066,646	6.1
3	Amazon	2	2030-2031	850,964	(4)	24,733,556	5.6
4	City and County of San Francisco	2	2033-2067	429,595	(5)	17,769,342	4.0
5	Nutanix, Inc.	2	2030	229,755	(6)	12,653,291	2.8
6	Salesforce.com	1	2027-2028	176,400	(7)	10,746,119	2.4
7	Dell EMC Corporation	2	2026-2027	130,021	(8)	9,299,037	2.1
8	Coupa Software Incorporated	1	11/30/33	100,654		8,077,212	1.8
9	X.AI LLC	1	10/31/31	105,536		6,838,733	1.5
10	PAYPAL INC	1	7/17/26	131,701	(9)	6,549,823	1.5
11	Weil, Gotshal & Manges LLP	1	8/31/26	76,278		6,469,157	1.5
12	Glu Mobile, Inc.	1	11/30/27	61,381		5,637,567	1.3
13	Redfin Corporation	2	2026-2027	115,968	(10)	5,022,579	1.1
14	RIVIAN AUTOMOTIVE, LLC	1	4/30/28	55,805		4,980,956	1.1
15	Covington & Burling LLP	1	8/31/28	40,779		4,483,680	1.0
	TOTAL			3,685,196		$190,070,777	42.7%

_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of December 31, 2025, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of December 31, 2025.
2.Google, Inc. expirations: (i) 208,843 square feet at Rincon Center on February 29, 2028, (ii) 207,857 square feet at 3400 Hillview on November 30, 2028 and (iii) 41,354 square feet at Ferry Building on October 31, 2029.
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
6.Nutanix expirations: (i) 215,857 square feet at 1740 Technology on May 31, 2030 and (ii) 13,898 square feet at Metro Plaza on July 31, 2030.
7.Salesforce.com expirations at Rincon Center: (i) 83,372 square feet on April 30, 2027 and (ii) 93,028 square feet on October 31, 2028. Salesforce.com subleases 182,378 feet at Rincon Center to Twilio Inc. and pays 50% of cash rents received pursuant to the sublease at a current average of $280,000 per month with annual growth thereafter, in addition to contractual base rent.
8.Dell EMC Corporation expirations: (i) 83,549 square feet at 875 Howard on June 30, 2026 and (ii) 46,472 square feet at 505 First on January 31, 2027.
9.PayPal, Inc. has exercised their early termination right at Fourth & Traction for July 2026.
10.Redfin Corporation expirations: (i) 2,978 square feet at Gateway on September 30, 2026 and (ii) 112,990 square feet at Hill7 on July 31, 2027.

Office Industry Diversification

The following table summarizes information relating to the industry diversification within our office portfolio based on HPP’s share of annualized base rent as of December 31, 2025:

			HPP’s Share
Industry(1)	Square Feet(2)	Annualized Base Rent as Percent of Total	Square Feet(2)	Annualized Base Rent as Percent of Total
Technology	2,832,755	32.0%	2,674,034	36.4%
Legal	582,718	8.7	549,587	10.2
Media-Entertainment	1,110,185	13.3	597,478	8.9
Retail	1,284,803	9.9	921,457	8.3
Financial Services	802,214	8.6	533,557	7.8
Business Services	797,957	7.4	566,803	6.9
Other	693,327	6.3	502,483	6.3
Government	601,860	4.7	574,156	5.5
Real Estate	394,577	3.3	284,335	3.3
Health Care	252,264	2.7	248,138	3.2
Education	111,263	1.2	106,240	1.4
Insurance	174,014	1.4	109,381	1.2
Advertising	35,790	0.5	35,790	0.6
Total	9,673,727	100.0%	7,703,439	100.0%
_____________
1.Determined by management using Thompson Reuters Business Classification.
2.Excludes signed leases not commenced.

Office Lease Distribution

The following table sets forth information relating to the distribution of leases in our office portfolio, based on net rentable square feet under lease as of December 31, 2025:

				HPP’s Share
Square Feet Under Lease	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)	Number of Leases	Total Leased Square Feet	Annualized Base Rent(1)
10,000 or Less	633	2,253,301	$112,611,825	660	1,980,485	$103,683,735
10,001-25,000	93	1,428,977	74,174,488	80	1,239,730	72,794,395
25,001-50,000	38	1,345,733	85,482,170	33	1,128,016	73,809,916
50,001-100,000	21	1,449,535	82,053,582	14	1,007,867	55,467,995
Greater than 100,000	14	3,196,181	181,238,014	12	2,347,339	139,437,155
Building Management Use	63	382,526	—	63	330,062	—
Signed Leases Not Commenced	22	94,920	2,929,971	22	85,149	2,724,593
Total	884	10,151,173	$538,490,050	884	8,118,648	$447,917,789
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)), including uncommenced leases, as of December 31, 2025 (ii) by 12. Annualized base rent does not reflect tenant reimbursements.

Office Lease Expirations

The following table summarizes the lease expirations for in-place office leases as of December 31, 2025, including vacancies. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Square Footage of Expiring Lease	% of Office Portfolio Square Feet	Annualized Base Rent(2)	% of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration	Annualized Base Rent Per Lease Square Foot at Expiration(3)
Vacant		3,788,193	3,688,559	31.3%
Q1-2026	33	329,500	244,118	2.1	$10,191,205	2.3%	$41.75	$10,193,438	$41.76
Q2-2026	36	174,219	139,669	1.2	8,494,493	1.9	60.82	7,884,426	56.45
Q3-2026	41	445,356	414,636	3.5	26,324,315	5.8	63.49	26,409,406	63.69
Q4-2026	20	67,622	63,623	0.5	3,413,814	0.8	53.66	3,439,295	54.06
Total 2026	130	1,016,697	862,046	7.3	48,423,827	10.8	56.17	47,926,565	55.60
2027	157	1,228,212	1,139,269	9.7	68,006,244	15.2	59.69	70,311,263	61.72
2028	139	1,518,086	1,334,769	11.3	92,965,880	20.9	69.65	98,102,165	73.50
2029	98	763,519	575,997	4.8	37,618,005	8.4	65.31	41,218,323	71.56
2030	79	1,553,814	1,152,515	9.8	60,162,651	13.4	52.20	67,801,701	58.83
2031	63	1,493,802	1,049,471	8.9	63,618,151	14.2	60.62	74,739,820	71.22
2032	15	156,722	116,726	1.0	6,773,028	1.5	58.02	7,794,946	66.78
2033	26	648,858	525,309	4.5	27,870,727	6.2	53.06	34,362,838	65.41
2034	15	183,919	180,725	1.5	6,702,757	1.5	37.09	11,390,702	63.03
2035	20	400,273	195,939	1.7	8,981,262	2.0	45.84	11,220,690	57.27
Thereafter	22	685,326	558,611	4.7	23,929,816	5.3	42.84	38,874,665	69.59
Building management use(4)	63	382,526	330,062	2.8	—	—	—	—	—
Signed leases not commenced	22	94,920	85,149	0.7	2,724,593	0.6	32.00	3,201,263	37.60
Portfolio Total/Weighted Average	849	13,914,867	11,795,147	100.0%	$447,776,941	100.0%	$55.24	$506,944,941	$62.53
_____________
1.Does not include 35 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of December 31, 2025 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of December 31, 2025. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of December 31, 2025. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of December 31, 2025.
3.ABR per square foot at expiration for all lease expiration years is calculated as (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases, divided by (ii) square footage under commenced leases as of December 31, 2025.
4.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table represents 100% share of consolidated and unconsolidated joint ventures, summarizing historical information regarding tenant improvement and leasing commission costs for our office properties:

	Year Ended December 31,
	2025	2024	2023
Renewals(1)
Number of leases	129	153	149
Square feet	830,247	816,965	1,125,614
Tenant improvement costs per square foot(2)(3)	$13.35	$18.12	$8.77
Leasing commission costs per square foot(2)	9.32	9.50	6.80
Total tenant improvement and leasing commission costs	$22.67	$27.62	$15.57

New leases(4)
Number of leases	159	163	117
Square feet	1,391,749	1,212,377	572,833
Tenant improvement costs per square foot(2)(3)	$70.32	$48.82	$38.15
Leasing commission costs per square foot(2)	15.53	14.70	10.73
Total tenant improvement and leasing commission costs	$85.85	$63.52	$48.88

TOTAL
Number of leases	288	316	266
Square feet	2,221,996	2,029,342	1,698,447
Tenant improvement costs per square foot(2)(3)	$47.66	$36.51	$18.49
Leasing commission costs per square foot(2)	13.06	12.61	8.10
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS	$60.72	$49.12	$26.59
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

Studio Portfolio

Our studio portfolio includes five owned purpose-built properties with 45 sound stages totaling approximately 1.7 million square feet located in Los Angeles and New York. We also own the lease rights to another 5 studios with 20 sound stages totaling approximately 0.4 million square feet located in Los Angeles. We own and operate an array of production-related services, including transportation assets, lighting and other production equipment and supplies, which we provide for lease in Los Angeles and New York, as well as Atlanta and Albuquerque. We operate owned purpose-built stages under the Sunset Studios brand, and leased stages and production services assets under the Quixote brand.

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

In-Service Studio Portfolio

Our in-service studio portfolio consists of owned purpose-built studio properties, excluding repositioning, redevelopment, development and held for sale properties. The following table provides occupancy and rental rate information relating to the consolidated and unconsolidated in-service studio properties owned as of December 31, 2025:

Property	Owned/Leased	Submarket	# of Stages	Square Feet	Stage % Leased	Total % Leased(1)	Annual Base Rent(2)	HPP’s Share Annualized Base Rent	Annualized Base Rent Per Square Foot(3)
Los Angeles, California
Sunset Gower Studios(4)	Owned	Hollywood	12	559,149	100.0%	81.6%	$24,456,909	$12,473,024	$53.57
Sunset Bronson Studios	Owned	Hollywood	9	310,563	90.8	89.6	12,760,515	6,507,862	45.84
Sunset Las Palmas Studios(5)	Owned	Hollywood	11	334,954	65.3	63.9	7,305,566	3,725,839	34.66
Sunset Glenoaks Studios(6)	Owned	Sun Valley	7	243,300	12.2	9.3	898,989	449,495	37.62
Total in-service studio(7)			39	1,447,966	69.1%	67.1%	$45,421,979	$23,156,220	$46.76
_____________
1.Percent leased for in-service studio is the average percent leased for the 12 months ended December 31, 2025.
2.Annual base rent for in-service studio reflects actual base rent for the 12 months ended December 31, 2025, excluding tenant reimbursements.
3.Annual base rent per leased square foot for in-service studio calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2025.
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

PART II

ITEM 5. Market for Hudson Pacific Properties, Inc. Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Overview

As of February 18, 2026, Hudson Pacific Properties, Inc. had 75 stockholders of record of our common stock. Hudson Pacific Properties, Inc. common stock has traded on the NYSE under the symbol “HPP” since June 24, 2010.

Reverse Stock Split

On December 1, 2025, the Company effected a one-for-seven reverse stock split of its common stock (the "Reverse Stock Split"). Immediately following the Reverse Stock Split, the par value of the Company’s common stock was decreased from $0.07 per share back to $0.01 per share and the number of authorized shares was decreased from 740,800,000 shares of stock (consisting of 722,400,000 shares of common stock and 18,400,000 shares of preferred stock) to 121,600,000 shares of stock (consisting of 103,200,000 shares of common stock and 18,400,000 shares of preferred stock). The Company’s common stock began trading on the NYSE on a split-adjusted basis at market open on December 2, 2025.

All common share and per-share amounts in this Form 10-K have been retroactively restated to reflect the effect of the Reverse Stock Split.

Dividends

We intend to pay dividends each taxable year (not including a return of capital for federal income tax purposes) equal to at least 90% of REIT taxable income. We intend to pay regular quarterly dividends to our stockholders. Historically, we have paid dividends to our stockholders quarterly in March, June, September and December. Dividends are paid to those stockholders who are stockholders as of the dividend record date. Dividends are paid at the discretion of our board of directors and dividend amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors that our board of directors deems relevant. The Company suspended its quarterly common stock dividend during the third quarter of 2024 and has not yet resumed the dividend program. Our Board will reassess the resumption of the dividend program when appropriate.

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

Market for Hudson Pacific Properties, L.P. Common Capital, Related Unitholder Matters and Issuer Purchases of Units

Overview

There is no established public trading market for our operating partnership’s common units. As of February 18, 2026, there were 20 holders of record of common units (including through our general partnership interest).

Partnership Agreement Amendment

On December 1, 2025, the Company, as general partner of Hudson Pacific Properties, L.P., executed the Sixth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. to give effect to a one-for-seven reverse unit split (the “Reverse Unit Split”) of the common units, LTIP units and performance units of the operating partnership, which corresponds to the Reverse Stock Split described in Part II, Item 5 “Market for Hudson Pacific Properties, Inc. Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

All common unit, LTIP unit, performance unit and per-unit amounts in this Form 10-K have been retroactively restated to reflect the effect of the Reverse Unit Split.

Distributions

We intend to make distributions each taxable year, and intend to make regular quarterly distributions to our unitholders. Historically, we have made distributions to our unitholders quarterly in March, June, September and December. Distributions are made to those unitholders who are unitholders as of the distribution record date. Distributions are made at the discretion of our board of directors and distribution amounts depend on our available cash flows, financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors that our board of directors deems relevant. The operating partnership suspended its quarterly distributions during the third quarter of 2024 and as not yet resumed the distributions. We will reassess the resumption of the dividend program when appropriate.

Recent Sales of Unregistered Securities

During the fourth quarter of 2025, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below.

During the fourth quarter of 2025, the Company issued an aggregate of 9,762 shares of its common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which no shares of common stock were forfeited to the Company in connection with tax withholding obligations. For each share of common stock issued by the Company in connection with such an award, our operating partnership issued a restricted common unit to the Company as provided in the partnership agreement of our operating partnership. During the fourth quarter of 2025, our operating partnership issued 9,762 common units to the Company. Investors who own common units have the right to cause our operating partnership to repurchase any or all of their common units for cash at a value equal to the then-current market value of one share of common stock. However, in lieu of such payment of cash, the Company may, at its election, issue shares of its common stock in exchange for such common units on a one-for-one basis.

During the fourth quarter of 2025, our operating partnership issued an aggregate of 12,651 units to us in connection with the issuance by us of an aggregate of 12,651 shares of our common stock in connection with the exercises of pre-funded warrants.

All other issuances of unregistered equity securities of our operating partnership during the year ended December 31, 2025 have previously been disclosed in filings with the SEC. For all issuances of units to the Company, our operating partnership relied on the Company’s status as a publicly traded NYSE-listed company with approximately $7.3 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

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

The following graph shows our cumulative total stockholder return for the five-year period ending on December 31, 2025. The graph assumes a $100 investment in each of the indices on December 31, 2020 and the reinvestment of all dividends. The graph also shows the cumulative total returns of the Standard & Poor’s 500 Stock Index (“S&P 500”), and industry peer groups. Our stock price performance shown in the following graph is not indicative of future stock price performance.

Total Return Performance
200.00
150.00
100.00
50.00
Cumulative Total Return
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Hudson Pacific Properties, Inc.
MSCI U.S. REIT
Dow Jones U.S. Real Estate Office
S&P 500
Dow Jones Equity All REIT
FTSE NAREIT All Equity REITs

	Period Ending
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Hudson Pacific Properties, Inc.	100.00	106.88	45.17	46.18	15.31	7.82
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
MSCI U.S. REIT	100.00	143.06	108.00	122.84	133.59	137.53
Dow Jones Equity All REIT	100.00	141.20	105.89	117.86	123.58	126.55
Dow Jones U.S. Real Estate Office	100.00	122.93	79.22	78.74	82.08	64.37
FTSE NAREIT All Equity REITs	100.00	141.30	106.05	118.09	123.90	126.71

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at December 31, 2025, our portfolio of owned real estate included office properties comprising approximately 13.9 million square feet, studio properties comprising approximately 45 sound stages and 1.7 million square feet and land properties comprising approximately 3.2 million square feet of undeveloped density rights. Our production services assets include vehicles, lighting and grip, production supplies and other equipment and the lease rights to 20 sound stages.

As of December 31, 2025, our in-service office portfolio was 77.0% leased (including leases not yet commenced). Our in-service studio properties average percent leased for the twelve months ended December 31, 2025 was 78.8%.

Current Year Highlights

Property Dispositions

During the year ended December 31, 2025 the Company sold its Maxwell, Foothill Research Center, 625 Second and Element LA properties for $46.0 million, $23.0 million, $28.0 million and $150.0 million, respectively. Please refer to Part IV, Item 15 (a) “Exhibits, Financial Statement Schedules—Note 4 to the Consolidated Financial Statements—Investment in Real Estate” for details.

Under Construction and Future Development Projects

The following table summarizes the properties currently under construction and future development pipelines as of December 31, 2025:

	Type	Submarket	Estimated Square Feet(1)	Estimated Completion Date	Estimated Stabilization Date
Recently Completed:
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q4-2024	Q3-2027
New York, New York
Sunset Pier 94 Studios(2)	Studio	Manhattan	232,000	Q4-2025	Q3-2026
TOTAL			778,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(3)	Office/Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(3)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(4)	Residential	Hollywood	19,816 (33 units)	TBD	TBD
10900/10950 Washington	Residential	West Los Angeles	428,623 (508 units)	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(4)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(5)	Studio	Broxbourne	1,167,347	TBD	TBD
TOTAL			3,162,212

TOTAL UNDER CONSTRUCTION AND FUTURE DEVELOPMENT			3,940,212
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

The following table summarizes the portions of office and studio projects currently under repositioning as of December 31, 2025:

Location	Submarket	Square Feet
Repositioning:
899 Howard	San Francisco	96,240
1455 Market	San Francisco	49,272
Rincon Center	San Francisco	38,514
Sunset Las Palmas Studios	Hollywood	18,594
Bentall Centre	Downtown Vancouver	18,559
Palo Alto Square	Palo Alto	12,740
Sunset Gower Studios	Hollywood	6,650
TOTAL REPOSITIONING		240,569

Financings

During the year ended December 31, 2025, there were $320.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

During the twelve months ended December 31, 2025, the Company secured the Office Portfolio CMBS loan (a commercial mortgage-backed securities loan) with an initial aggregate principal amount of $475.0 million. The loan bears interest at SOFR + 4.15% and matures on April 9, 2027, with three optional one-year extensions permitting certain financial and other covenants are met. The Company used the proceeds from the loan to repay $259.0 million on its unsecured revolving credit facility and to repay the $168.0 million loan secured by the Element LA property. The loan was originally secured by six office properties, including the Element LA property. Upon the sale of the Element LA property in the fourth quarter of 2025, the Company made an early partial repayment of the Office Portfolio CMBS loan in the amount of $206.3 million. The loan is now secured by the remaining five office properties.

During the twelve months ended December 31, 2025, the Company amended its unsecured revolving credit facility agreement to adjust certain definitions and covenant calculations beginning with the period ending December 31, 2024. The amendment also resulted in a decrease in the total capacity from $900.0 million to $775.0 million. The Company then amended the agreement a second time, which resulted in an increase in the total capacity to $795.3 million and extended the maturity date for $462.0 million of the total commitments to December 31, 2029, which includes the effect of two optional six-month extensions at the sole discretion of the Company.

During the twelve months ended December 31, 2025, the Company fully repaid its Series B, Series C and Series D notes.

During the twelve months ended December 31, 2025, the Company refinanced its 1918 Eighth loan with a CMBS loan secured by the 1918 Eighth property with an aggregate principal balance of $285.0 million. The refinanced loan bears interest at a weighted average rate of 6.16% and matures on September 11, 2030.

During the twelve months ended December 31, 2025, the Company issued in an underwritten public offering 33,936,206 shares of common stock and pre-funded warrants to purchase 10,266,228 shares of common stock, adjusted for the effect of the Reverse Stock Split. The gross proceeds from the offering amounted to $689.3 million.

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

Rental Revenue

The amount of net rental revenue generated by the properties in our portfolio depends principally on our ability to maintain the occupancy rates of leased space and to lease available space. As of December 31, 2025, the percent leased for our in-service office properties was approximately 77.0% (or 76.3%, excluding leases signed but not commenced as of that date). As of December 31, 2025, the percent leased, based on a 12-month trailing average, was approximately 78.8% for in-service studio properties. The amount of rental revenue generated by us also depends on our ability to maintain or increase rental rates at our properties. We believe that the average rental rates for our office properties are generally below the current average quoted market rate. We believe the average rental rates for our studio properties are generally equal to current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns or regional downturns affecting our submarkets or downturns in our tenants’ industries that impair our ability to renew or re-let space and the ability of our tenants to fulfill their lease commitments, as in the case of tenant bankruptcies, could adversely affect our ability to maintain or increase rental rates at our properties. In addition, growth in rental revenue will also partially depend on our ability to acquire additional properties that meet our investment criteria.

Market Conditions

We own real estate in California, the Pacific Northwest, New York and Western Canada. We operate our production services business in key US media markets in California, New York, Atlanta and New Mexico. Positive or negative changes in economic or other conditions in any of the markets in which we own real estate and/or operate, including state budgetary shortfalls, employment rates, natural hazards and other factors, may impact our overall performance.

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

Impairment of Investment in Real Estate

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

If impairment indicators are present for a specific real estate asset, we perform a recoverability test by comparing the carrying value of the asset group to the asset group’s estimated undiscounted future cash flows over the anticipated hold period. If the carrying value exceeds the estimated undiscounted future cash flows, we then compare the carrying value to the asset group’s estimated fair value and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The future cash flows utilized in the evaluation of recoverability and the measurement of fair value are subjective and are based on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates, which are considered Level 2 and Level 3 inputs within the fair value hierarchy. Given the level of sensitivity in the inputs, a change in the value of any one input, in isolation or in combination, could affect the overall estimation of the undiscounted future cash flows and fair value of an asset group.

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
In a quantitative assessment, significant judgment, assumptions and estimates are applied in determining the fair value of reporting units. The Company generally uses the income approach to estimate fair value by discounting the projected net cash flows of the reporting unit, and may corroborate with market-based data where available and appropriate. Projection of future cash flows is based upon various factors, including, but not limited to, our strategic plans in regard to our business and operations, internal forecasts, terminal year residual revenue multiples, operating profit margins, pricing of similar businesses and comparable transactions where applicable, and risk-adjusted discount rates to present value future cash flows, which are typically considered Level 3 inputs within the fair value hierarchy. Given the level of sensitivity in the inputs, a change in the value of any one input, in isolation or in combination, could affect the overall estimation of fair value of the reporting unit.

Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method, which reflects the pattern in which the assets are consumed. The estimated useful lives for acquired intangible assets range from five to seven years. The Company assesses its intangible assets with finite lives for impairment when indicators of impairment are identified in a manner similar to the goodwill analysis and the inputs are generally considered Level 3 within the fair value hierarchy.

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

Income Taxes

Our property-owning subsidiaries are limited liability companies and are treated as pass-through entities or disregarded entities (or, in the case of the entities that own the 1455 Market, Hill7, Ferry Building and 1918 Eighth properties, REITs) for federal income tax purposes. In the case of the Bentall Centre property and the Sunset Waltham Cross Studios development, the Company owns its interest in the properties through non-U.S. entities treated as taxable REIT subsidiaries (“TRSs”) for federal income tax purposes. Accordingly, a provision for foreign income taxes has been recorded in the accompanying consolidated financial statements based on the local tax laws and regulations of the respective tax jurisdictions.

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

We periodically evaluate our tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2025, we have not established a liability for uncertain tax positions.

We and certain of our TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. We and our TRSs are no longer subject to tax examinations by tax authorities for years prior to 2022 for federal purposes and 2021 for state purposes, subject to applicable statutes of limitations. Generally, we have assessed our tax positions for all open years, which as of December 31, 2025 include 2022 to 2024 for federal purposes and 2021 to 2024 for state purposes, and concluded that there are no material uncertainties to be recognized.

Results of Operations

The following table summarizes our portfolio as of December 31, 2025 :

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	38	11,649,252	74.2%	74.9%	$56.96
Non-same store	1	1,528,789	92.5	93.2	30.74
Total in-service office	39	13,178,041	76.3%	77.0%	$53.27
STUDIO
Same-store(5)	3	1,204,666	78.8%	78.8%	$46.96
Non-same-store	1	243,300	9.3	9.3	37.62
Total in-service studio	4	1,447,966	67.1%	67.1%	$46.76
Total	43	14,626,007
Repositioning(6)	1	240,569	—%	—%	$—
Development(7)	2	778,000	0.3	0.3	—
Total repositioning and development	3	1,018,569	0.3%	0.3%	$—
Total office and studio properties	46	15,644,576
Future development(8)	6	3,162,212
TOTAL	52	18,806,788
____________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing. Represents 100% share of consolidated and unconsolidated joint ventures.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of December 31, 2025, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended December 31, 2025, divided by (ii) total square feet, expressed as a percentage.
3.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of December 31, 2025 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of December 31, 2025. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of December 31, 2025. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of December 31, 2025. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended December 31, 2025, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of December 31, 2025.
4.Includes office properties owned and included in our stabilized portfolio as of January 1, 2024 and still owned and included in the stabilized portfolio as of December 31, 2025.
5.Includes studio properties owned and included in our portfolio as of January 1, 2024 and still owned and included in our portfolio as of December 31, 2025.
6.Refer to Repositioning table in this document for the office and studio projects under repositioning as of December 31, 2025.
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

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

Net Loss

Net loss increased $210.9 million, or 55.3%, to $592.3 million for the year ended December 31, 2025 compared to $381.4 million for the year ended December 31, 2024. The reasons for the change are discussed below with respect to the decrease in net operating income for the same period.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2024 and still owned and included in the stabilized portfolio as of December 31, 2025; and

•Non-same-store, which includes:
•Stabilized non-same store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI (in thousands, except percentage change):

	Year Ended December 31,
	2025	2024	Dollar Change	Percentage Change
NET LOSS	$(592,298)	$(381,406)	$(210,892)	55.3%
Adjustments:
Loss from unconsolidated real estate entities	67	7,308	(7,241)	(99.1)
Fee income	(5,399)	(5,269)	(130)	2.5
Interest expense	172,218	177,393	(5,175)	(2.9)
Interest income	(6,238)	(2,467)	(3,771)	152.9
Management services reimbursement income—unconsolidated real estate entities	(4,206)	(4,119)	(87)	2.1
Management services expense—unconsolidated real estate entities	4,206	4,119	87	2.1
Transaction-related expenses	590	2,499	(1,909)	(76.4)
Unrealized loss on non-real estate investment	2,998	3,958	(960)	(24.3)
Loss on extinguishment of debt	10,453	—	10,453	—
Loss on deconsolidation of real estate entity	77,907	—	77,907	—
(Gain) loss on sale of real estate, net	(5,714)	2,453	(8,167)	(332.9)
Impairment loss	299,320	149,664	149,656	100.0
Other expense (income)	1,812	(1,647)	3,459	(210.0)
Income tax (benefit) provision	(273)	1,641	(1,914)	(116.6)
General and administrative	72,953	79,451	(6,498)	(8.2)
Depreciation and amortization	374,967	354,425	20,542	5.8
NOI	$403,363	$388,003	$15,360	4.0%

Same-store NOI	$347,160	$377,819	$(30,659)	(8.1)%
Non-same-store NOI	56,203	10,184	46,019	451.9
NOI	$403,363	$388,003	$15,360	4.0%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Year Ended December 31,
	2025	2024
Same-store office
Number of properties	38	38
Rentable square feet	11,649,252	11,590,798
Ending % leased	74.9%	77.5%
Ending % occupied	74.2%	76.9%
Average % occupied for the period	72.8%	77.0%
Average annual rental rate per square foot	$56.94	$58.17

Same-store studio
Number of properties	3	3
Rentable square feet	1,204,666	1,204,666
Average % leased over period(1)	78.8%	73.8%
_____________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended December 31, 2025.

The following table gives further detail on our consolidated NOI (in thousands):

	Year Ended December 31,
	2025			2024
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental revenues	$585,470	$96,323	$681,793	$621,013	$56,607	$677,620
Service and other revenues	14,064	203	14,267	13,872	784	14,656
Total office revenues	599,534	96,526	696,060	634,885	57,391	692,276

Studio
Rental revenues	42,366	12,489	54,855	41,733	12,164	53,897
Service and other revenues	23,820	56,370	80,190	28,440	67,469	95,909
Total studio revenues	66,186	68,859	135,045	70,173	79,633	149,806

Total revenues	665,720	165,385	831,105	705,058	137,024	842,082

OPERATING EXPENSES
Office operating expenses	275,224	8,792	284,016	281,802	23,847	305,649
Studio operating expenses	43,336	100,390	143,726	45,437	102,993	148,430
Total operating expenses	318,560	109,182	427,742	327,239	126,840	454,079

Office NOI	324,310	87,734	412,044	353,083	33,544	386,627
Studio NOI	22,850	(31,531)	(8,681)	24,736	(23,360)	1,376
NOI	$347,160	$56,203	$403,363	$377,819	$10,184	$388,003

The following table gives further detail on our change in consolidated NOI (in thousands, except percentage change):

	Year Ended December 31, 2025 as compared to the Year Ended December 31, 2024
	Same-store		Non-same-store		Total
	Dollar change	Percentage change	Dollar change	Percentage change	Dollar change	Percentage change
REVENUES
Office
Rental revenues	$(35,543)	(5.7)%	$39,716	70.2%	$4,173.6%
Service and other revenues	192	1.4	(581)	(74.1)	(389)	(2.7)
Total office revenues	(35,351)	(5.6)	39,135	68.2	3,784	0.5

Studio
Rental revenues	633	1.5	325	2.7	958	1.8
Service and other revenues	(4,620)	(16.2)	(11,099)	(16.5)	(15,719)	(16.4)
Total studio revenues	(3,987)	(5.7)	(10,774)	(13.5)	(14,761)	(9.9)

Total revenues	(39,338)	(5.6)	28,361	20.7	(10,977)	(1.3)

OPERATING EXPENSES
Office operating expenses	(6,578)	(2.3)	(15,055)	(63.1)	(21,633)	(7.1)
Studio operating expenses	(2,101)	(4.6)	(2,603)	(2.5)	(4,704)	(3.2)
Total operating expenses	(8,679)	(2.7)	(17,658)	(13.9)	(26,337)	(5.8)

Office NOI	(28,773)	(8.1)	54,190	161.5	25,417	6.6
Studio NOI	(1,886)	(7.6)	(8,171)	35.0	(10,057)	(730.9)
NOI	$(30,659)	(8.1)%	$46,019	451.9%	$15,360	4.0%

NOI increased $15.4 million, or 4.0%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024, primarily resulting from:

•a $46.0 million increase in non-same-store NOI driven by:
•an increase in office NOI of $54.2 million primarily due to:
•a $39.7 million increase in rental revenues attributable to an early termination fee received at Element LA in 2025, partially offset by the write-off of straight-line rent due to the same lease termination and further offset by the effect of the sales of our 3176 Porter property in late 2024 and our Foothill Research, 625 Second and Maxwell properties in 2025; and
•a $15.1 million decrease in operating expenses due to the sales of our 3176 Porter property in late 2024 and our Foothill Research, 625 Second, Maxwell and Element LA properties in 2025.
•partially offset by an $8.2 million decrease in studio NOI due to lower stage and production activity at Quixote, offset in part by higher operating expenses at the Sunset Glenoaks Studios property for the period during which it was a consolidated entity in 2025.
•partially offset by a $30.7 million decrease in same-store NOI driven by:
•a decrease in office NOI of $28.8 million primarily due to:
•a $35.5 million decrease in rental revenues driven by lease terminations at our 1455 Market, Met Park North, Concourse, Hill 7, 83 King, Towers at Shore Center and 901 Market properties; partially offset by lease termination fees received at 6040 Sunset and Fourth and Traction; and
•partially offset by a $6.6 million decrease in operating expenses due to the above mentioned lease terminations, as well an employee retention credit tax refund received in 2025.
•a decrease in studio NOI of $1.9 million primarily due to to lower production activity at our Sunset Gower Studios and Sunset Bronson Studios, partially offset by higher production activity at our Sunset Las Palmas Studios property.

Other Expenses

Loss from unconsolidated real estate entities

We recorded a $0.1 million loss from unconsolidated real estate entities for the year ended December 31, 2025 compared to a loss of $7.3 million for the year ended December 31, 2024. The change was primarily driven by nonrecurring mark-to-market adjustments for an interest rate swap that did not qualify for hedge accounting during the year ended December 31, 2024 and a distribution received in excess of our investment in an unconsolidated real estate entity during the year ended December 31, 2025.

Fee income

Fee income increased by $0.1 million, or 2.5%, to $5.4 million for the year ended December 31, 2025 compared to $5.3 million for the year ended December 31, 2024. Fee income represents the management fee income earned from our unconsolidated real estate entities.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	Dollar Change	Percentage Change
Gross interest expense(1)	$197,271	$210,022	$(12,751)	(6.1)%
Capitalized interest	(39,289)	(40,367)	1,078	(2.7)
Non-cash interest expense(2)	14,236	7,738	6,498	84.0
TOTAL	$172,218	$177,393	$(5,175)	(2.9)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $12.8 million, or 6.1%, to $197.3 million for the year ended December 31, 2025 compared to $210.0 million for the year ended December 31, 2024. The decrease was primarily related to lower outstanding borrowings on the unsecured line of credit, the 2025 repayments of the Element LA loan and Series B, C and D notes as well as lower reference rates on our floating rate debt. The decrease was partially offset by the interest expense related to the Office Portfolio CMBS loan, which was obtained in March 2025.

Capitalized interest decreased by $1.1 million, or 2.7%, to $39.3 million for the year ended December 31, 2025 compared to $40.4 million for the year ended December 31, 2024. The decrease was primarily driven by the completion of our Sunset Glenoaks Studios development in 2024, partially offset by increased development activity at our 10900 Washington and Washington 1000 properties during the year ended December 31, 2025.

Non-cash interest expense increased by $6.5 million, or 84.0% to $14.2 million for the year ended December 31, 2025 compared to $7.7 million for the year ended December 31, 2024. The increase was primarily related to the amortization of cash premiums paid to obtain new interest rate caps during the year ended December 31, 2025 and an increase in the amortization of deferred financing costs driven by the Office Portfolio CMBS loan, which was obtained in March 2025.

Interest income

Interest income increased by $3.8 million, or 152.9%, to $6.2 million for the year ended December 31, 2025 compared to $2.5 million for the year ended December 31, 2024. The increase is due to an increase in cash deposits in interest-bearing accounts and interest income earned on an employee retention credit tax refund received in 2025.

Transaction-related expenses

During the year ended December 31, 2025, we recorded transaction-related expenses of $0.6 million primarily related to legal expenses incurred in connection with early lease terminations at Quixote. During the year ended December 31, 2024, we recorded transaction-related expenses $2.5 million primarily related to dead deals.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $3.0 million for the year ended December 31, 2025 compared to an unrealized loss on non-real estate investments of $4.0 million for the year ended December 31, 2024. The activity in both periods is due to the observable changes in the fair value of the investments.

Loss on extinguishment of debt

During the year ended December 31, 2025, we recognized a $10.5 million loss on extinguishment of debt due to the early partial repayment of the Office Portfolio CMBS loan, the early full repayments of the loan secured by our Element LA property and the Series B, C and D notes and the refinancing of the loan secured by our 1918 Eighth property. No gain or loss on extinguishment of debt was recognized during the year ended December 31, 2024.

Loss on deconsolidation of real estate entity

During the year ended December 31, 2025, we recognized a $77.9 million loss related to the deconsolidation of our Sunset Glenoaks Studios property. The loss was calculated as the difference between 1) the sum of the fair value of the Company’s retained noncontrolling investment in the joint venture and the carrying amount of the noncontrolling interest in the joint venture at the date of the deconsolidation; and 2) the carrying amount of the joint venture’s net assets at the date of the deconsolidation. No gain or loss on deconsolidation was recognized during the year ended December 31, 2024.

Gain (loss) on sale of real estate, net

During the year ended December 31, 2025, we recognized a $5.7 million net gain on sale of real estate attributable to the sales of our Foothill Research, Maxwell and Element LA properties. During the year ended December 31, 2024, we recognized a $2.5 million loss on sale of real estate attributable to the sale of our 3176 Porter property.

Impairment loss

During the year ended December 31, 2025, we recognized an impairment loss of $299.3 million related to the impairment of the goodwill, certain non-real estate property, plant and equipment and certain intangible assets of Quixote as well as the impairment of our 625 Second office property. During the year ended December 31, 2024, we recognized an impairment loss of $149.7 million related to the impairment of goodwill associated with the Quixote reporting unit as well as the impairment of certain office properties.

Other (expense) income

During the year ended December 31, 2025, we recognized other expense of $1.8 million primarily due to a loss on the sale of non-real estate property, plant and equipment. During the year ended December 31, 2024 we recognized other income of $1.6 million primarily driven by the sale of a non-real estate investment.

Income tax benefit (provision)

During the year ended December 31, 2025, we recorded an income tax benefit of $0.3 million primarily related to the deferred tax effect of impairment losses related to Quixote during the year ended December 31, 2025. During the year ended December 31, 2024, we recorded an income tax provision of $1.6 million primarily related to a valuation allowance recorded against certain deferred tax assets and a change in Canadian tax legislation resulting in an increase in current tax expense.

General and administrative expenses

General and administrative expenses decreased by $6.5 million, or 8.2%, to $73.0 million for the year ended December 31, 2025 compared to $79.5 million for the year ended December 31, 2024. The decrease was mainly driven by Company-wide cost-cutting initiatives, such as reductions in payroll, bonus and travel and entertainment expenses, partially offset by an increase in non-cash executive compensation primarily due to the accelerated recognition of $14.3 million of compensation expense related to the cancellation of the 2024 performance unit equity awards by the Company’s top three most highly compensated executive officers.

Depreciation and amortization expense

Depreciation and amortization expense increased by $20.5 million, or 5.8%, to $375.0 million for the year ended December 31, 2025 compared to $354.4 million for the year ended December 31, 2024. The increase was primarily related to the following activity during the year ended December 31, 2025: accelerated depreciation of tenant improvements related to early lease terminations at our 6040 Sunset, Element LA, Quixote, Hill7 and Fourth & Traction properties; disposals of transportation assets at Quixote; accelerated amortization of a non-competition agreement intangible asset at Quixote; and accelerated depreciation related to the demolition of an unused building structure at our Sunset Las Palmas Studios property for its conversion to a parking lot. The increase was partially offset by the effect of the sales of our 3176 Porter property in 2024 and Foothill Research, Maxwell and 625 Second properties in 2025.

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

Refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the year ended December 31, 2024 to the year ended December 31, 2023” of the Form 10-K for the fiscal year ended December 31, 2024.

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

Liquidity Sources

We had approximately $138.4 million of cash and cash equivalents at December 31, 2025. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

In June 2025, we issued in an underwritten public offering 33,936,206 shares of common stock and pre-funded warrants to purchase 10,266,228 shares of common stock, adjusted for the effect of the Reverse Stock Split. The gross proceeds from the offering amounted to $689.3 million.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through December 31, 2025. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of December 31, 2025 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility	$795,250	$—	$795,250
Sunset Glenoaks Studios construction loan(1)(2)(3)	51,215	51,215	—
Bentall Centre(1)(2)(4)	96,524	96,524	—
Sunset Pier 94 Studios construction loan(1)(2)	46,810	36,760	10,050
TOTAL	$989,799	$184,499	$805,300
_____________
1.Amounts are presented at HPP’s share.
2.This loan is held by an unconsolidated joint venture.
3.Total borrowing capacity includes an original borrowing capacity of $50.3 million and accrued payment-in-kind interest of $0.9 million as of December 31, 2025 (amounts at HPP’s share).
4.The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of December 31, 2025.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase.

The following table sets forth our ratio of debt to total market capitalization (counting series A preferred units as debt) as of December 31, 2025 (in thousands, except percentage):

Market Capitalization	December 31, 2025
Unsecured and secured debt(1)	$3,367,850
Series A redeemable preferred units	2,795
Total consolidated debt	3,370,645
Equity capitalization(2)	1,141,187
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$4,511,832
Total consolidated debt/total consolidated market capitalization	74.7%
_____________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), pre-funded warrants, OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $10.83, as reported by the NYSE, on December 31, 2025 as well as the aggregate value of the Series C preferred stock liquidation preference as of December 31, 2025.

Outstanding Indebtedness

The following table sets forth information as of December 31, 2025 and December 31, 2024 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts (in thousands):

	December 31, 2025	December 31, 2024
Unsecured debt	$1,650,000	$2,435,000
Secured debt	$1,717,850	$1,752,667
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of December 31, 2025.

Credit Ratings

The following table provides information with respect to our credit ratings at December 31, 2025:

Agency	Credit Rating
Moody’s	B2
Standard and Poor’s	B
Fitch	B+

Liquidity Uses

Contractual Obligations

The following table provides information with respect to our commitments at December 31, 2025, including any guaranteed or minimum commitments under contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Principal payments on unsecured and secured debt(1)	$3,367,850	$1,079,767	$871,000	$1,417,083	$—
Principal payments on joint venture partner debt(1)	66,136	—	—	—	66,136
Interest payments—fixed rate(1)(2)(3)	353,258	116,989	173,545	57,442	5,282
Interest payments—variable rate(1)(2)(4)	21,139	17,994	1,922	1,223	—
Operating leases(5)	631,934	35,612	69,523	63,725	463,074
TOTAL	$4,440,317	$1,250,362	$1,115,990	$1,539,473	$534,492
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
3.Reflects our projected interest obligations for fixed rate debts, including those that are effectively fixed as a result of derivatives. Also includes $20.2 million of projected interest related to our joint venture partner debt.

4.Reflects our projected interest obligations for variable rate debts, including instances where interest is paid based on an applicable SOFR margin. We used the average December SOFR and the applicable margin as of December 31, 2025.
5.Reflects minimum lease payments through the contractual lease expiration date, including the impact of the extension options which the Company is reasonably certain to exercise. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 13 to the Consolidated Financial Statements—Future Minimum Base Rents and Lease Payments” for details of our lease agreements.

The Company has entered into a number of construction agreements related to capital improvement activities at various properties. As of December 31, 2025, the Company had $96.7 million in outstanding obligations under the agreements, of which $92.0 million is expected to be incurred within one year from December 31, 2025.

The Company invests in several non-real estate funds with an aggregate commitment to contribute up $51.0 million. As of December 31, 2025, the Company has contributed $42.3 million, net of recallable distributions, with $8.7 million remaining to be contributed.

Off-Balance Sheet Arrangements

Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about joint venture indebtedness as of December 31, 2025 (in thousands):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20%	$482,622	$—	$482,622	CORRA + 2.30%	7/1/2027
Sunset Glenoaks Studios(2)(3)	50%	102,430	—	102,430	SOFR + 3.10%	1/9/2027
Sunset Pier 94 Studios(4)	26%	143,870	39,330	183,200	SOFR + 4.75%	9/9/2028
_____________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of December 31, 2025. This loan is interest-only through its term.
(2)This loan has an initial interest rate of SOFR + 3.10% per annum until certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The maturity date includes the effect of extension options.
(3)Amount drawn includes principal of $100.6 million and accrued payment-in-kind interest of $1.8 million as of December 31, 2025.
(4)This loan has an initial interest rate of SOFR + 4.75% per annum until stabilization of the project, at which time the effective interest rate will decrease to SOFR + 4.00%. This loan is interest-only through its term. The maturity date includes the effect of extension options.

Cash Flows

Comparison of the cash flow activity for the year ended December 31, 2025 to the year ended December 31, 2024 is as follows (in thousands, except percentage change):

	Year Ended December 31,
	2025	2024	Dollar Change	Percentage Change
Net cash provided by operating activities	$120,977	$164,657	$(43,680)	(26.5)%
Net cash provided by (used in) investing activities	$42,845	$(250,539)	$293,384	(117.1)%
Net cash (used in) provided by financing activities	$(100,871)	$65,903	$(166,774)	(253.1)%

Cash and cash equivalents and restricted cash were $162.1 million and $99.2 million at December 31, 2025 and 2024, respectively.

Operating Activities

Net cash provided by operating activities decreased by $43.7 million, or 26.5%, to $121.0 million for the year ended December 31, 2025 as compared to $164.7 million for the year ended December 31, 2024. The decrease primarily resulted from the dispositions of our Foothill Research, Maxwell and 625 Second in 2025 and our 3176 Porter property in late 2024, lease terminations at our 1455 Market, Met Park North, Concourse, Hill 7, 83 King, Towers at Shore Center and 901 Market properties, lower production activity at Quixote, and an increase in cash outflows for lease incentives. The decrease was partially offset by lease termination fee income received at Element LA in connection with its sale.

Investing Activities

Net cash provided by investing activities increased by $293.4 million, or 117.1%, to $42.8 million for the year ended December 31, 2025 as compared to $250.5 million of cash used in investing activities for the year ended December 31, 2024. The change primarily resulted from a $214.9 million increase in proceeds from sales of real estate, a $55.3 million decrease in additions to investment property and a $29.4 million decrease in contributions to unconsolidated entities during the year ended December 31, 2025 as compared to the year ended December 31, 2024.

Financing Activities

Net cash used in financing activities increased by $166.8 million, or 253.1%, to $100.9 million for the year ended December 31, 2025 as compared to $65.9 million of cash provided by financing activities for the year ended December 31, 2024. The change resulted primarily from a $2.0 billion increase in payments of unsecured and secured debt, partially offset by a $1.1 billion increase in borrowings and $661.8 million in proceeds from the sale of common stock and pre-funded warrants during the year ended December 31, 2025. The increase was further offset by $41.0 million spent on the purchase of our partner’s interest in our 1455 Market property during the year ended December 31, 2024.

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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Year Ended December 31,
	2025	2024
Net loss	$(592,298)	$(381,406)
Adjustments:
Depreciation and amortization—consolidated	374,967	354,425
Depreciation and amortization—non-real estate assets	(35,852)	(34,716)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	4,654	5,630
(Gain) loss on sale of real estate, net	(5,714)	2,453
Loss on deconsolidation of real estate entity	77,907	—
Impairment loss—real estate assets	18,476	42,049
Unrealized loss on non-real estate investments	2,998	3,958
FFO attributable to non-controlling interests	(18,092)	(12,789)
FFO attributable to preferred shares and units	(20,552)	(20,800)
FFO TO COMMON STOCKHOLDERS AND UNITHOLDERS	$(193,506)	$(41,196)

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

The following table summarizes the terms our derivative instruments used to hedge interest rate risk as of December 31, 2025 (notional amounts and fair value in thousands):

Underlying Debt Instrument	Type of Instrument	Accounting Policy	Notional Amount	Effective Date	Maturity Date	Interest Rate (Range)	Fair Value Assets (Liabilities)
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	430
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	(660)
Hollywood Media Portfolio CMBS	Cap	Partial cash flow hedge(1)	$1,100,000	August 2025	August 2026	4.95%	—
Hollywood Media Portfolio CMBS	Sold cap(2)	Mark-to-market	$561,000	August 2025	August 2026	4.95%	—
Office Portfolio CMBS	Cap	Mark-to-market	$475,000	March 2025	April 2027	4.96%	14
Office Portfolio CMBS	Sold cap(2)	Mark-to-market	$475,000	March 2025	April 2027	4.96%	(14)
Office Portfolio CMBS(3)	Cap	Cash flow hedge	$11,250	December 2025	February 2027	3.35%	15
Office Portfolio CMBS(4)	Swap	Cash flow hedge	$250,000	December 2025	April 2029	3.41%	(732)
N/A	Corridor	Mark-to-market	$425,000	January 2026	March 2026	0.53% - 3.35%	2,901
TOTAL							$1,954
_____________
1.$539 thousand of the notional amount of the Hollywood Media Portfolio CMBS cap has been designated as an effective cash flow hedge for accounting purposes. The remainder is accounted for under mark-to-market accounting.
2.The sold caps serve to offset the changes in fair value of the portion of the Hollywood Media Portfolio CMBS cap that is not designated as a cash flow hedge for accounting purposes and the change in fair value of the full Office Portfolio CMBS cap, which is not designated as a cash flow hedge for accounting purposes.
3.The notional amount decreases on a monthly basis to follow the amortization of the underlying debt instrument.
4.The notional amount will decrease on a monthly basis to follow the amortization of the underlying debt instrument commencing in February 2027.

The following table summarizes our fixed and variable rate debt as of December 31, 2025 (in thousands):

	Unsecured and Secured Debt		Joint Venture Partner Debt
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate	$551,083	$551,083	$—	$—
Fixed rate(1)	2,816,767	2,685,213	66,136	62,390
TOTAL(2)	$3,367,850	$3,236,296	$66,136	$62,390
_____________
1.Includes debt that is effectively fixed through the use of interest rate swaps.
2.Excludes unamortized deferred financing costs.

For sensitivity purposes, if the reference rates for our variable rate debt as of December 31, 2025 were to increase by 100 basis points, or 1.0%, the resulting increase in annual interest expense would decrease our future earnings and cash flows by $5.5 million.

Foreign Currency Exchange Rate Risk

We have exposure to foreign currency exchange rate risk related to our unconsolidated real estate entities operating in Canada and the United Kingdom. The unconsolidated real estate entities’ functional currency is the local currency, or Canadian dollars and pound sterling, respectively. Any gains or losses resulting from the translation of Canadian dollars and pound sterling to U.S. dollars are classified on our Consolidated Balance Sheets as a separate component of other comprehensive loss and are excluded from net loss.

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

Hudson Pacific Properties, Inc.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, Inc.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, Inc.’s management, including the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2025. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2025, Hudson Pacific Properties, Inc.’s internal control over financial reporting was effective based on those criteria.

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

Hudson Pacific Properties, L.P.’s system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of Hudson Pacific Properties, L.P.’s financial statements for external reporting purposes in accordance with GAAP. Hudson Pacific Properties, L.P.’s management, including the Chief Executive Officer and Chief Financial Officer of Hudson Pacific Properties, Inc. (the sole general partner of Hudson Pacific Properties, L.P.), assessed the effectiveness of Hudson Pacific Properties, L.P.’s internal control over financial reporting as of December 31, 2025. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2025, Hudson Pacific Properties, L.P.’s internal control over financial reporting was effective based on those criteria.

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

Attestation Report of the Registered Accounting Firm (Hudson Pacific Properties, Inc.)

The effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2025.

ITEM 9B.  Other Information

Disclosure of 10b5-1 plans

During the three months ended December 31, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by Item 10 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2026. We intend to disclose any amendment to, or waiver from, our code of ethics within four business days following the date of the amendment or waiver.

ITEM 11.    Executive Compensation

The information required by Item 11 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2026.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2026.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2026.

ITEM 14.    Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from our definitive proxy statement for our annual stockholders’ meeting presently scheduled to be held in May 2026.

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

(3) Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date

3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Form of Articles Supplementary of Hudson Pacific Properties, Inc.	S-11/A	333-170751	3.3	December 6, 2010
3.3	Articles of Amendment.	8-K	001-34789	3.1	June 13, 2025
3.4	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split)	8-K	001-34789	3.1	December 1, 2025
3.5	Certificate of Amendment to Certificate of Incorporation (Par Value Adjustment)	8-K	001-34789	3.2	December 1, 2025
3.6	Certificate of Amendment to Certificate of Incorporation (Reduction in Authorized Shares)	8-K	001-34789	3.3	December 1, 2025
3.7	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.8	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.9	Sixth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.4	December 1, 2025
3.10	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016

3.11	Articles Supplementary designating the Series C Preferred Stock of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	November 16, 2021
4.1	Form of Certificate of Common Stock of Hudson Pacific Properties, Inc.	S-11/A	333-164916	4.1	June 14, 2010
4.2	Indenture, dated October 2, 2017, among Hudson Pacific Properties, L.P., and U.S. Bank National Association.	8-K	001-34789	4.1	October 2, 2017
4.3	Supplemental Indenture No. 1, dated October 2, 2017, among Hudson Pacific Properties, L.P., Hudson Pacific Properties, Inc. and U.S. Bank National Association.	8-K	001-34789	4.2	October 2, 2017
4.4	Supplemental Indenture No. 2, dated as of February 27, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 4.650% Senior Notes due 2029 and the guarantee.	10-Q	001-34789	10.1	May 7, 2019
4.5	Supplemental Indenture No. 3, dated as of October 3, 2019, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank National Association, as trustee, including the form of 3.250% Senior Notes due 2030 and the guarantee.	8-K	001-34789	4.2	October 3, 2019
4.6	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	001-34789	4.6	February 18, 2022
4.7	Supplemental Indenture No. 4, dated as of September 15, 2022, among Hudson Pacific Properties, L.P., as issuer, Hudson Pacific Properties, Inc., as guarantor, and U.S. Bank Trust Company, National Association, as successor in interest to U.S. Bank National Association, as trustee, including the form of 5.950% Senior Notes due 2028 and the guarantee.	8-K	001-34789	4.2	September 15, 2022
10.1	Registration Rights Agreement among Hudson Pacific Properties, Inc. and the persons named therein.	S-11	333-170751	10.2	November 22, 2010
10.2	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Victor J. Coleman.	S-11	333-170751	10.3	November 22, 2010
10.3	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Mark T. Lammas.	S-11	333-170751	10.5	November 22, 2010
10.4	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Christopher Barton.	S-11	333-170751	10.6	November 22, 2010
10.5	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Dale Shimoda.	S-11	333-170751	10.7	November 22, 2010
10.6	Indemnification Agreement, dated June 29, 2010, by and between Hudson Pacific Properties, Inc. and Theodore R. Antenucci.	S-11	333-170751	10.8	November 22, 2010
10.7	Restricted Stock Award Grant Notice and Restricted Stock Award Agreement.*	S-11/A	333-164916	10.5	June 14, 2010
10.8	Hudson Pacific Properties, Inc. Director Stock Plan.*	S-11/A	333-170751	10.17	December 6, 2010
10.9	Contribution Agreement by and among Victor J. Coleman, Howard S. Stern, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.11	April 9, 2010
10.10	Contribution Agreement by and among SGS investors, LLC, HFOP Investors, LLC, Soma Square Investors, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.12	April 9, 2010
10.11	Contribution Agreement by and among TMG-Flynn SOMA, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc., dated as of February 15, 2010.	S-11/A	333-164916	10.13	April 9, 2010
10.12	Contribution Agreement by and among Glenborough Fund XIV, L.P., Glenborough Acquisition, LLC, Hudson Pacific Properties, L.P. and Hudson Pacific Properties, Inc. dated as of February 15, 2010.	S-11/A	333-164916	10.14	April 9, 2010
10.13	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, L.P. and the persons named therein as nominees of TMG-Flynn SOMA, LLC, dated as of February 15, 2010.	S-11/A	333-164916	10.16	April 9, 2010
10.14	Representation, Warranty and Indemnity Agreement by and among Hudson Pacific Properties, Inc. Hudson Pacific Properties, L.P., and the persons named therein as nominees of Glenborough Fund XIV, L.P. dated as of February 15, 2010.	S-11/A	333-164916	10.17	April 9, 2010
10.15	Tax Protection Agreement between Hudson Pacific Properties, L.P. and the persons named therein, dated June 29, 2010.	8-K	001-34789	10.3	July 1, 2010
10.16	Amended and Restated Deed of Trust, Security Agreement, Fixture Filing, Financing Statement and Assignment of Leases and Rents between GLB Encino, LLC, as Trustor, SunAmerica Life Insurance Company, as Beneficiary, and First American Title Insurance Company, as Trustee, dated as of January 26, 2007.	S-11/A	333-164916	10.25	June 22, 2010
10.17	Amended and Restated Promissory Note by GLB Encino, as Maker, to SunAmerica Life Insurance Company, as Holder, dated as of January 26, 2007.	S-11/A	333-164916	10.26	June 22, 2010
10.18	Approval Letter from Wells Fargo, as Master Servicer, and CWCapital Asset Management, LLC, as Special Servicer to Hudson Capital LLC, dated as of June 8, 2010.	S-11/A	333-164916	10.27	June 22, 2010

10.19	Loan and Security Agreement between Glenborough Tierrasanta, LLC, as Borrower, and German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.28	June 22, 2010
10.20	Note by Glenborough Tierrasanta, LLC, as Borrower, in favor of German American Capital Corporation, as Lender, dated as of November 28, 2006.	S-11/A	333-164916	10.29	June 22, 2010
10.21	Reaffirmation, Consent to Transfer and Substitution of Indemnitor, by and among Glenborough Tierrasanta, LLC, Morgan Stanley Real Estate Fund V U.S., L.P., MSP Real Estate Fund V, L.P. Morgan Stanley Real Estate Investors, V U.S., L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., MSP Co-Investment Partnership V, L.P., MSP Co-Investment Partnership V, L.P., Glenborough Fund XIV, L.P., Hudson Pacific Properties, L.P., and US Bank National Association, dated June 29, 2010.	8-K	001-34789	10.5	July 1, 2010
10.22	Contribution Agreement by and between BCSP IV U.S. Investments, L.P. and Hudson Pacific Properties, L.P., dated as of December 15, 2010.	S-11	333-173487	10.48	April 14, 2011
10.23	Limited Liability Company Agreement of Rincon Center JV LLC by and between Rincon Center Equity LLC and Hudson Rincon, LLC, dated as of December 16, 2010.	S-11	333-173487	10.49	April 14, 2011
10.24	First Amendment to Registration Rights Agreement by and among Hudson Pacific Properties, Inc., Farallon Capital Partners, L.P., Farallon Capital Institutional Partners, L.P. and Farallon Capital Institutional Partners III, L.P., dated May 3, 2011.	8-K	001-34789	4.1	May 4, 2011
10.25	Loan Agreement by and between Hudson Rincon Center, LLC, as Borrower, and JPMorgan Chase Bank, National Association, as Lender, dated April 29, 2011.	8-K	001-34789	10.1	May 4, 2011
10.26	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Barclays Capital Inc.	8-K	001-34789	1.1	November 16, 2012
10.27	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	8-K	001-34789	1.2	November 16, 2012
10.28	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Keybanc Capital Markets Inc.	8-K	001-34789	1.3	November 16, 2012
10.29	Equity Distribution Agreement, dated November 16, 2012, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Wells Fargo Securities, LLC.	8-K	001-34789	1.4	November 16, 2012
10.30	First Modification and Additional Advance Agreement by and among Wells Fargo Bank, N.A., as Lender, and Sunset Bronson Entertainment Properties, LLC, and Sunset Gower Entertainment Properties, LLC as Borrower.	10-Q	001-34789	10.66	November 7, 2013
10.31	Supplemental Federal Income Tax Considerations.	8-K	001-34789	99.1	November 22, 2013
10.32	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Barclays Capital Inc.	8-K	001-34789	1.5	June 1, 2021
10.33	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and BofA Securities, Inc.	8-K	001-34789	1.6	June 1, 2021
10.34	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Keybanc Capital Markets Inc.	8-K	001-34789	1.7	June 1, 2021
10.35	Amendment to Equity Distribution Agreement, dated June 1, 2021, by and among Hudson Pacific Properties, Inc., Hudson Pacific Properties, LP, and Wells Fargo Securities, LLC.	8-K	001-34789	1.8	June 1, 2021
10.36	Bridge Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Goldman Sachs Bank USA.	8-K	001-34789	10.1	December 11, 2014
10.37	Backstop Commitment Letter, dated as of December 6, 2014, by and among the operating partnership, Wells Fargo Bank, National Association and Wells Fargo Securities, LLC.	8-K	001-34789	10.2	December 11, 2014
10.38	First Amended and Restated Limited Partnership Agreement of Hudson 1455 Market, L.P.	8-K	001-34789	10.1	January 12, 2015
10.39	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	8-K	001-34789	10.2	November 20, 2015
10.40	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement.*	8-K	001-34789	10.6	December 21, 2015
10.41	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein.	10-Q	001-34789	10.8	August 4, 2016
10.42	Indemnification Agreement, dated August 16, 2017, by and between Hudson Pacific Properties, Inc. and Andrea Wong.	10-Q	001-34789	10.2	November 6, 2017

10.43	Form of Time-Based LTIP Unit Agreement.*	8-K	001-34789	10.1	December 14, 2018
10.44	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated January 1, 2020.*	10-K	001-34789	10.79	February 24, 2020
10.45	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated January 1, 2020.*	10-K	001-34789	10.80	February 24, 2020
10.46	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Christopher J. Barton, dated January 1, 2020.*	10-K	001-34789	10.82	February 24, 2020
10.47	Employment Agreement between Hudson Pacific Properties, Inc. and Harout Diramerian, dated January 1, 2020.*	10-K	001-34789	10.84	February 24, 2020
10.48	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Harout Diramerian.	10-K	001-34789	10.85	February 24, 2020
10.49	Note Purchase Agreement, dated as of November 16, 2015, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.88	February 24, 2020
10.50	Note Purchase Agreement, dated as of July 6, 2016, by and among Hudson Pacific Properties, L.P. and the purchasers named therein, as amended by that certain First Amendment, dated as of November 7, 2019.	10-K	001-34789	10.89	February 24, 2020
10.51	Fourth Amended and Restated Credit Agreement, dated as of December 21, 2021, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	December 21, 2021
10.52	First Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of September 15, 2022, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto, Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	September 16, 2022
10.53	Second Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of December 22, 2023, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	December 27, 2023
10.54	Third Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of May 3, 2024, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	10-Q	001-34789	10.1	August 9, 2024
10.55	Fourth Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of January 29, 2025, by and among Hudson Pacific Properties, L.P., as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	333-202799	10.1	February 3, 2025
10.56	Fifth Modification Agreement to the Fourth Amended and Restated Credit Agreement, dated as of September 10, 2025, by and among Hudson Pacific Properties, L. P., as borrower, each of the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent.	8-K	001-34789	10.1	September 16, 2025
10.57	Loan Agreement, dated March 28, 2025, by and between the borrowers party thereto and Goldman Sachs Bank USA, Morgan Stanley Bank, N.A. and Wells Fargo Bank, N.A., collectively, as lender.	8-K	333-202799	10.2	March 31, 2025
10.58	Guaranty, dated March 28, 2025, by Hudson Pacific Properties, L.P., for the benefit of Goldman Sachs Bank USA, Wells Fargo Bank, N.A. and Morgan Stanley Bank, N.A.	8-K	333-202799	10.3	March 31, 2025
10.59	Form of Performance-Based LTIP Unit Agreement.*	10-K	001-34789	10.93	February 22, 2021
10.60	Indemnification Agreement, dated January 1, 2020, by and between Hudson Pacific Properties, Inc. and Arthur Suazo.	10-K	001-34789	10.99	February 18, 2022
10.61	Form of Performance-Based LTIP Unit Agreement.*	8-K	001-34789	10.1	March 10, 2022
10.62	Hudson Pacific Properties - Non-Employee Director Compensation Program.	10-K	001-34789	10.103	February 10, 2023
10.63	Form of Performance-Based LTIP Unit Agreement.*	10-Q	001-34789	10.1	May 9, 2023
10.64	Indemnification Agreement, dated March 13, 2023, by and between Hudson Pacific Properties, Inc. and Barry Sholem.	10-Q	001-34789	10.1	August 4, 2023
10.65	Indemnification Agreement, dated November 8, 2023, by and between Hudson Pacific Properties, Inc. and Robert L. Harris II.	10-K	001-34789	10.68	February 16, 2024
10.66	Indemnification Agreement, dated January 1, 2024, by and between Hudson Pacific Properties, Inc. and Michael Nash.	10-K	001-34789	10.69	February 16, 2024
10.67	Form of Performance-Based LTIP Unit Agreement.*	10-K	001-34789	10.70	February 16, 2024
10.68	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan. **	8-K	001-34789	10.1	May 16, 2025
10.69	Registration Rights Agreement, dated as of June 13, 2025, by and among Hudson Pacific Properties, Inc. and the Holders from time to time party thereto.	8-K	001-34789	10.1	June 13, 2025

10.70	Third Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Victor J. Coleman, dated November 18, 2024*	10-K	001-34789	10.70	February 25, 2025
10.71	Third Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Mark T. Lammas, dated November 18, 2024*	10-K	001-34789	10.71	February 25, 2025
10.72	Second Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Arthur Suazo, dated November 18, 2024*	10-K	001-34789	10.72	February 25, 2025
10.73	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Harout Diramerian, dated November 18, 2024*	10-K	001-34789	10.73	February 25, 2025
10.74	Amended and Restated Employment Agreement between Hudson Pacific Properties, Inc. and Drew Gordon, dated October 17, 2025.**	10-Q	001-34789	10.2	November 6, 2025
10.75	Indemnification Agreement, dated January 1, 2025, by and between Hudson Pacific Properties, Inc. and Drew Gordon*	10-K	001-34789	10.75	February 25, 2025
10.76	Indemnification Agreement, dated September 11, 2025, by and between Hudson Pacific Properties, Inc. and T. Ritson Ferguson*+
10.77	Indemnification Agreement, dated December 2, 2025, by and between Hudson Pacific Properties, Inc. and Jon Bortz*+
10.78	Amended and Restated Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. 2010 Incentive Award Plan.+
19.1	Hudson Pacific Properties, Inc. Insider Trading Compliance Program	10-K	001-34789	19.1	February 25, 2025
21.1	Subsidiaries of Hudson Pacific Properties, Inc.+
23.1	Consent of Independent Registered Public Accounting Firm.+
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
97.1	Hudson Pacific Properties, Inc. Policy for Recovery of Erroneously Awarded Compensation	10-K	001-34789	97.1	February 16, 2024
99.1	Certificate of Correction.	8-K	001-34789	99.1	January 23, 2012
101
The following financial information from Hudson Pacific Properties, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows and (vii) Notes to Consolidated Financial Statements.**

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

HUDSON PACIFIC PROPERTIES, INC.

February 27, 2026	/S/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2026
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 27, 2026
Theodore R. Antenucci
/S/ JON BORTZ	Director	February 27, 2026
Jon Bortz
/S/ T. RITSON FERGUSON	Director	February 27, 2026
T. Ritson Ferguson
/S/ ROBERT L. HARRIS II	Director	February 27, 2026
Robert L. Harris II
/S/ MICHAEL NASH	Director	February 27, 2026
Michael Nash
/S/ BARRY SHOLEM	Director	February 27, 2026
Barry Sholem
/S/ ANDREA L. WONG	Director	February 27, 2026
Andrea L. Wong

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Hudson Pacific Properties, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

February 27, 2026	/S/ VICTOR J. COLEMAN
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

Signature	Title	Date
/S/ VICTOR J. COLEMAN	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 27, 2026
Victor J. Coleman
/S/ HAROUT K. DIRAMERIAN	Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Harout K. Diramerian
/S/ THEODORE R. ANTENUCCI	Director	February 27, 2026
Theodore R. Antenucci
/S/ JON BORTZ	Director	February 27, 2026
Jon Bortz
/S/ T. RITSON FERGUSON	Director	February 27, 2026
T. Ritson Ferguson
/S/ ROBERT L. HARRIS II	Director	February 27, 2026
Robert L. Harris II
/S/ MICHAEL NASH	Director	February 27, 2026
Michael Nash
/S/ BARRY SHOLEM	Director	February 27, 2026
Barry Sholem
/S/ ANDREA L. WONG	Director	February 27, 2026
Andrea L. Wong

Report of Management on Internal Control over Financial Reporting

The management of Hudson Pacific Properties, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.

Our system of internal control is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with United States generally accepted accounting principles. Our management, including the undersigned Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In conducting its assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission on Internal Control—Integrated Framework (2013 Framework). Based on this assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective based on those criteria.

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

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by Ernst & Young LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this annual report, as stated in their report appearing on page F-2, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2025.

/S/ VICTOR J. COLEMAN
Victor J. Coleman
Chief Executive Officer and Chairman of the Board of Directors

/S/ HAROUT K. DIRAMERIAN
Harout K. Diramerian
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Pacific Properties, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Hudson Pacific Properties, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Hudson Pacific Properties, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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
February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Hudson Pacific Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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
The Company’s investment in real estate, net totaled $5.8 billion as of December 31, 2025. As discussed in Notes 2 and 4 to the consolidated financial statements, the Company assesses for impairment on a real estate asset by real estate asset basis whenever events or changes in circumstances indicate that the carrying value of a real estate asset may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value. The Company recognized impairment charges for investment in real estate of $18 million during the year ended December 31, 2025.

For real estate assets identified as having an indicator of impairment, auditing the Company’s test for recoverability and measurement of impairment was challenging because of the subjective auditor judgment necessary in evaluating the reasonableness of management’s selected assumptions used in estimating future cash flows and the fair value of the real estate asset. Significant assumptions used in the recoverability test and measurement of impairment include capitalization rate, future rental rate and discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s real estate asset impairment assessment process. For example, we tested controls over management’s process for review of the estimated future cash flows, selection of significant assumptions, and estimation of the fair value of the real estate assets.

Our testing of the Company’s impairment assessment included involving our valuation specialists in evaluating the reasonableness of management’s selected values for significant assumptions in the Company’s test for recoverability and measurement of impairment, if applicable, by utilizing independently identified external market sources. We also searched for contrary or corroborating evidence within other sources of the Company’s data as it relates to the underlying assumptions.

Goodwill and intangible assets related to the Quixote reporting unit
Description of the Matter	As discussed in Notes 2 and 3 to the consolidated financial statements, the Company had goodwill associated with its Quixote reporting unit. The Company tests goodwill for impairment annually or between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Additionally, as discussed in Notes 2 and 7, the Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. As of December 31, 2025, the Company concluded that there was an indication that goodwill and intangible assets were impaired. As a result, an impairment test was performed, and the Company recorded impairments of $148 million to goodwill and $81 million to intangible assets.

Auditing the Company’s impairment assessment for goodwill and intangible assets was challenging and required an increased extent of audit effort because of the nature of the different methods, models and underlying assumptions applicable for each of the assets assessed for impairment, which affect the measurement of the impairment loss. Auditing the Company’s measurement of impairment involves subjective auditor judgment in evaluating the reasonableness of management’s selected assumptions, such as projected revenues which involve unobservable inputs.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment review process for goodwill and intangible assets, including controls over management’s assessment of the underlying assumptions used in the fair value measurement described above.

Our audit procedures related to the Quixote reporting unit’s goodwill and intangible assets included the following, among other procedures. We assessed the reasonableness of management's forecasted cash flows by comparing the projections to historical results, external communications, and certain industry and market trends. With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation assumptions including the projected revenues and developed a range of independent estimates and compared those to the valuation assumptions selected by management. We tested the source information underlying the determination of the valuation assumptions as well as the mathematical accuracy of the calculation. We also searched for contrary or corroborating evidence within industry data and within other sources of the Company’s data as it relates to the underlying assumptions.

/S/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Los Angeles, California

February 27, 2026

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Investment in real estate, at cost	$7,793,299	$8,233,286
Accumulated depreciation and amortization	(1,953,048)	(1,791,108)
Investment in real estate, net	5,840,251	6,442,178
Non-real estate property, plant and equipment, net	72,397	127,067
Cash and cash equivalents	138,358	63,256
Restricted cash	23,770	35,921
Accounts receivable, net	14,923	14,505
Straight-line rent receivables, net	195,425	199,748
Deferred leasing costs and intangible assets, net	307,390	327,514
Operating lease right-of-use assets	333,258	370,826
Prepaid expenses and other assets, net	86,607	90,114
Investment in unconsolidated real estate entities	246,835	221,468
Goodwill	8,754	156,529
Assets associated with real estate held for sale	—	83,113
TOTAL ASSETS	$7,267,968	$8,132,239

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,351,458	$4,176,844
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	209,382	193,861
Operating lease liabilities	343,886	380,004
Intangible liabilities, net	17,772	21,838
Security deposits, prepaid rent and other	74,369	84,708
Liabilities associated with real estate held for sale	—	31,117
Total liabilities	4,063,003	4,954,508

Commitments and contingencies (Note 21)

Redeemable preferred units of the operating partnership	2,795	9,815
Redeemable non-controlling interest in consolidated real estate entities	50,581	49,279

Equity
Hudson Pacific Properties, Inc. stockholders’ equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at December 31, 2025 and 2024	425,000	425,000
Common stock, $0.01 par value, 103,200,000 authorized and 54,227,096 shares outstanding at December 31, 2025; 68,800,000 authorized and 20,182,702 shares outstanding at December 31, 2024	529	1,403
Additional paid-in capital	2,548,488	2,437,484
Accumulated other comprehensive loss	(1,860)	(8,417)
Total Hudson Pacific Properties, Inc. stockholders’ equity	2,972,157	2,855,470
Non-controlling interest—members in consolidated real estate entities	67,869	169,452
Non-controlling interest—units in the operating partnership	111,563	93,715
Total equity	3,151,589	3,118,637
TOTAL LIABILITIES AND EQUITY	$7,267,968	$8,132,239

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Office
Rental revenues	$681,793	$677,620	$797,095
Service and other revenues	14,267	14,656	15,280
Total office revenues	696,060	692,276	812,375
Studio
Rental revenues	54,855	53,897	59,276
Service and other revenues	80,190	95,909	80,646
Total studio revenues	135,045	149,806	139,922
Total revenues	831,105	842,082	952,297
OPERATING EXPENSES
Office operating expenses	284,016	305,649	312,018
Studio operating expenses	143,726	148,430	138,447
General and administrative	72,953	79,451	74,958
Depreciation and amortization	374,967	354,425	397,846
Total operating expenses	875,662	887,955	923,269
OTHER EXPENSES
Loss from unconsolidated real estate entities	(67)	(7,308)	(3,902)
Fee income	5,399	5,269	6,181
Interest expense	(172,218)	(177,393)	(214,415)
Interest income	6,238	2,467	2,182
Management services reimbursement income—unconsolidated real estate entities	4,206	4,119	4,125
Management services expense—unconsolidated real estate entities	(4,206)	(4,119)	(4,125)
Transaction-related expenses	(590)	(2,499)	1,150
Unrealized loss on non-real estate investments	(2,998)	(3,958)	(3,120)
Gain (loss) on sale of real estate, net	5,714	(2,453)	103,202
Impairment loss	(299,320)	(149,664)	(60,158)
Loss on deconsolidation of real estate entity	(77,907)	—	—
(Loss) gain on extinguishment of debt	(10,453)	—	10,000
Other (expense) income	(1,812)	1,647	(6)
Loss on sale of bonds	—	—	(34,046)
Total other expenses	(548,014)	(333,892)	(192,932)
Loss before income tax benefit (provision)	(592,571)	(379,765)	(163,904)
Income tax benefit (provision)	273	(1,641)	(6,796)
Net loss	(592,298)	(381,406)	(170,700)
Net income attributable to Series A preferred units	(364)	(612)	(612)
Net income attributable to Series C preferred shares	(20,188)	(20,188)	(20,188)
Net income attributable to participating securities	—	(409)	(850)
Net loss attributable to non-controlling interest in consolidated real estate entities	27,357	25,056	9,331
Net loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	3,248	4,059	(12,520)
Net loss attributable to common units in the operating partnership	10,000	9,357	3,358
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(572,245)	$(364,143)	$(192,181)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(12.81)	$(18.05)	$(9.54)
Net loss attributable to common stockholders—diluted	$(12.81)	$(18.05)	$(9.54)
Weighted average shares of common stock outstanding—basic	44,682,601	20,170,390	20,136,155
Weighted average shares of common stock outstanding—diluted	44,682,601	20,170,390	20,136,155

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(592,298)	$(381,406)	$(170,700)
Currency translation adjustments	11,320	(7,727)	6,325
Net unrealized (losses) gains on derivative instruments:
Unrealized gains	367	9,308	9,214
Reclassification adjustment for realized gains	(4,708)	(10,090)	(4,634)
Total net (losses) gains on derivative instruments	(4,341)	(782)	4,580
Total other comprehensive income (loss)	6,979	(8,509)	10,905
Comprehensive loss	(585,319)	(389,915)	(159,795)
Comprehensive income attributable to Series A preferred units	(364)	(612)	(612)
Comprehensive income attributable to Series C preferred stock	(20,188)	(20,188)	(20,188)
Comprehensive income attributable to participating securities	—	(409)	(850)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	27,163	24,914	9,824
Comprehensive loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	3,248	4,059	(12,520)
Comprehensive loss attributable to non-controlling interest in the operating partnership	9,772	9,778	3,045
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(565,688)	$(372,373)	$(181,096)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2022	$425,000	20,150,613	$1,409	$2,889,967	$—	$(11,272)	$66,971	$377,756	$3,749,831
Contributions	—	—	—	—	—	—	—	26,480	26,480
Distributions	—	—	—	—	—	—	—	(58,973)	(58,973)
Settlement of restricted stock units for shares of common stock	—	33,194	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(9,233)	(1)	(605)	—	—	—	—	(606)
Repurchase of common stock	—	(26,771)	(6)	(1,363)	—	—	—	—	(1,369)
Declared dividend	(20,188)	—	—	(244,552)	191,331	—	(1,739)	—	(75,148)
Amortization of share/unit-based compensation	—	—	—	8,352	—	—	18,532	—	26,884
Net income (loss)	20,188	—	—	—	(191,331)	—	(3,358)	(9,331)	(183,832)
Other comprehensive income (loss)	—	—	—	—	—	11,085	313	(493)	10,905
Balance, December 31, 2023	425,000	20,147,803	1,403	2,651,798	—	(187)	80,719	335,439	3,494,172
Contributions	—	—	—	—	—	—	—	34,056	34,056
Distributions	—	—	—	—	—	—	—	(29,204)	(29,204)
Transaction costs	—	—	—	(79)	—	—	—	—	(79)
Purchase of non-controlling interest	—	—	—	160,499	—	—	—	(201,518)	(41,019)
Settlement of restricted stock units for shares of common stock	—	47,755	1	(1)	—	—	—	—	—
Consolidation of previously unconsolidated real estate entity	—	—	—	—	—	—	—	55,593	55,593
Shares withheld to satisfy tax withholding obligations	—	(13,813)	(1)	(570)	—	—	—	—	(571)
Declared dividend	(20,188)	—	—	(378,072)	363,734	—	(1,039)	—	(35,565)
Amortization of share/unit-based compensation	—	—	—	3,776	—	—	23,946	—	27,722
Net income (loss)	20,188	—	—	—	(363,734)	—	(9,357)	(25,056)	(377,959)
Other comprehensive (loss) income	—	—	—	—	—	(8,230)	(421)	142	(8,509)
Redemption of common units in the operating partnership	—	957	—	133	—	—	(133)	—	—
Balance, December 31, 2024	$425,000	20,182,702	$1,403	$2,437,484	$—	$(8,417)	$93,715	$169,452	$3,118,637

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2024	$425,000	20,182,702	$1,403	$2,437,484	$—	$(8,417)	$93,715	$169,452	$3,118,637
Contributions	—	—	—	—	—	—	—	33,968	33,968
Distributions	—	—	—	—	—	—	—	(22,210)	(22,210)
Transaction costs	—	—	—	(5,674)	—	—	—	—	(5,674)
Settlement of restricted stock units for shares of common stock	—	75,074	4	(4)	—	—	—	—	—
Sale of common stock	—	33,936,206	2,374	521,018	—	—	—	—	523,392
Sale of pre-funded warrants	—	—	—	138,451	—	—	—	—	138,451
Exercise of pre-funded warrants	—	42,804	2	(2)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(9,690)	(1)	(236)	—	—	—	—	(237)
Common stock par value adjustment	—	—	(3,253)	3,253	—	—	—	—	—
Deconsolidation of previously consolidated real estate entity	—	—	—	—	—	—	—	(62,534)	(62,534)
Purchase of non-controlling interest	—	—	—	23,644	—	—	—	(23,644)	—
Declared dividend	(20,188)	—	—	(572,329)	572,245	—	(267)	—	(20,539)
Amortization of share/unit-based compensation	—	—	—	2,391	—	—	28,697	—	31,088
Net income (loss)	20,188	—	—	—	(572,245)	—	(10,000)	(27,357)	(589,414)
Other comprehensive income	—	—	—	—	—	6,557	228	194	6,979
Redemption of common units in the operating partnership	—	—	—	492	—	—	(810)	—	(318)
Balance, December 31, 2025	$425,000	54,227,096	$529	$2,548,488	$—	$(1,860)	$111,563	$67,869	$3,151,589
The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(592,298)	$(381,406)	$(170,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	374,967	354,425	397,846
Non-cash interest expense	14,236	7,738	21,867
Amortization of share/unit-based compensation	30,399	26,009	23,863
Straight-line rents	4,569	15,104	(701)
Straight-line rent expense	4,215	5,121	5,118
Amortization of above- and below-market leases, net	(3,899)	(4,925)	(6,235)
Amortization of above- and below-market ground lease, net	2,594	2,626	2,752
Amortization of lease incentive costs	6,587	1,659	1,115
Loss from unconsolidated real estate entities	67	7,308	3,902
Unrealized loss on non-real estate investments	2,998	3,958	3,120
(Gain) loss on sale of real estate, net	(5,714)	2,453	(103,202)
Impairment loss	299,320	149,664	60,158
Loss on deconsolidation of real estate entity	77,907	—	—
Loss (gain) on extinguishment of debt	10,453	—	(10,000)
Loss on sale of non-real estate property, plant and equipment	1,582	—	—
Gain from insurance proceeds	(609)	—	—
Deferred tax provision	(1,719)	593	6,609
Earnout liability fair value adjustment	—	—	(4,300)
Loss on sale of bonds	—	—	34,046
Change in operating assets and liabilities:
Accounts receivable	170	10,440	(5,678)
Deferred leasing costs and lease intangibles	(63,689)	(31,450)	(16,145)
Prepaid expenses and other assets	(8,630)	(6,651)	(10,321)
Accounts payable, accrued liabilities and other	(20,624)	4,351	(3,115)
Security deposits, prepaid rent and other	(11,905)	(2,360)	2,257
Net cash provided by operating activities	120,977	164,657	232,256
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	236,273	21,390	843,021
Additions to investment property	(144,074)	(199,388)	(298,823)
Insurance proceeds for damaged property, plant and equipment	1,174	—	—
Cash disposed on deconsolidation of real estate entity	(12,430)	—	—
Cash acquired from consolidation of previously unconsolidated real estate entity	—	8,814	—
Contributions to unconsolidated real estate entities	(18,340)	(47,753)	(68,732)
Distributions from unconsolidated real estate entities	4,170	211	2,528
Additions to non-real estate property, plant and equipment	(22,071)	(23,063)	(5,740)
Cash received for investment tax credits	1,527	—	—
Contributions to non-real estate investments	(4,308)	(5,939)	(4,916)
Distributions from non-real estate investments	924	189	—
Proceeds from sale of non-real estate investment	—	—	503
Settlement of earnout liability	—	(5,000)	—
Net cash provided by (used in) investing activities	42,845	(250,539)	467,841
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,291,000	180,741	382,356
Payments of unsecured and secured debt	(2,010,217)	(38,000)	(1,203,632)
Payments of loan costs	(20,743)	—	(839)
Fees for prepayments of notes payable	(4,910)	—	—
Proceeds from sale of common stock	523,392	—	—
Proceeds from sale of pre-funded warrants	138,451	—	—
Repurchases of common stock	—	—	(1,369)
Transaction costs	(5,674)	(79)	—
Redemption of series A preferred units	(7,020)	—	—
Redemption of common units in the operating partnership	(318)	—	—
Dividends paid to common stock and unitholders	(351)	(15,377)	(54,960)
Dividends paid to preferred stock and unitholders	(20,552)	(20,800)	(20,800)
Contributions from redeemable non-controlling members in consolidated real estate entities	4,565	88	2,025
Distributions to redeemable non-controlling members in consolidated real estate entities	(15)	(3,932)	(82,407)
Contributions from non-controlling members in consolidated real estate entities	33,968	34,056	26,480
Distributions to non-controlling members in consolidated real estate entities	(22,210)	(29,204)	(58,973)
Purchase of non-controlling interest	—	(41,019)	—
Proceeds from sale of bonds	—	—	145,535
Payments to satisfy tax withholding obligations	(237)	(571)	(88)
Net cash (used in) provided by financing activities	(100,871)	65,903	(866,672)
Net increase (decrease) in cash and cash equivalents and restricted cash	62,951	(19,979)	(166,575)
Cash and cash equivalents and restricted cash—beginning of period	99,177	119,156	285,731
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$162,128	$99,177	$119,156

The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm

To the Partners and the Board of Directors of Hudson Pacific Properties, L.P.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hudson Pacific Properties, L.P. (the Operating Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, capital and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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
The Operating Partnership’s investment in real estate, net totaled $5.8 billion as of December 31, 2025. As discussed in Notes 2 and 4 to the consolidated financial statements, the Operating Partnership assesses for impairment on a real estate asset by real estate asset basis whenever events or changes in circumstances indicate that the carrying value of a real estate asset may not be recoverable. Impairment is recognized on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows for a real estate asset are less than its carrying amount, at which time the real estate asset is written down to its estimated fair value. The Operating Partnership recognized impairment charges for investment in real estate of $18 million during the year ended December 31, 2025.

For real estate assets identified as having an indicator of impairment, auditing the Operating Partnership’s test for recoverability and measurement of impairment was challenging because of the subjective auditor judgment necessary in evaluating the reasonableness of management’s selected assumptions used in estimating future cash flows and the fair value of the real estate asset. Significant assumptions used in the recoverability test and measurement of impairment include capitalization rate, future rental rate and discount rate.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s real estate asset impairment assessment process. For example, we tested controls over management’s process for review of the estimated future cash flows, selection of significant assumptions, and estimation of the fair value of the real estate assets.

Our testing of the Operating Partnership’s impairment assessment included involving our valuation specialists in evaluating the reasonableness of management’s selected values for significant assumptions in the Operating Partnership’s test for recoverability and measurement of impairment, if applicable, by utilizing independently identified external market sources. We also searched for contrary or corroborating evidence within other sources of the Operating Partnership’s data as it relates to the underlying assumptions.

Goodwill and intangible assets related to the Quixote reporting unit
Description of the Matter	As discussed in Notes 2 and 3 to the consolidated financial statements, the Operating Partnership had goodwill associated with its Quixote reporting unit. The Operating Partnership tests goodwill for impairment annually or between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Additionally, as discussed in Notes 2 and 7, the Operating Partnership reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. As of December 31, 2025, the Operating Partnership concluded that there was an indication that goodwill and intangible assets were impaired. As a result, an impairment test was performed, and the Operating Partnership recorded impairments of $148 million to goodwill and $81 million to intangible assets.

Auditing the Operating Partnership’s impairment assessment for goodwill and intangible assets was challenging and required an increased extent of audit effort because of the nature of the different methods, models and underlying assumptions applicable for each of the assets assessed for impairment, which affect the measurement of the impairment loss. Auditing the Operating Partnership’s measurement of impairment involves subjective auditor judgment in evaluating the reasonableness of management’s selected assumptions, such as projected revenues which involve unobservable inputs.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s impairment review process for goodwill and intangible assets, including controls over management’s assessment of the underlying assumptions used in the fair value measurement described above.

Our audit procedures related to the Quixote reporting unit’s goodwill and intangible assets included the following, among other procedures. We assessed the reasonableness of management's forecasted cash flows by comparing the projections to historical results, external communications, and certain industry and market trends. With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation assumptions including the projected revenues and developed a range of independent estimates and compared those to the valuation assumptions selected by management. We tested the source information underlying the determination of the valuation assumptions as well as the mathematical accuracy of the calculation. We also searched for contrary or corroborating evidence within industry data and within other sources of the Operating Partnership’s data as it relates to the underlying assumptions.

/S/ Ernst & Young LLP

We have served as the Operating Partnership’s auditor since 2015.

Los Angeles, California

February 27, 2026

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2025	December 31, 2024
ASSETS
Investment in real estate, at cost	$7,793,299	$8,233,286
Accumulated depreciation and amortization	(1,953,048)	(1,791,108)
Investment in real estate, net	5,840,251	6,442,178
Non-real estate property, plant and equipment, net	72,397	127,067
Cash and cash equivalents	138,358	63,256
Restricted cash	23,770	35,921
Accounts receivable, net	14,923	14,505
Straight-line rent receivables, net	195,425	199,748
Deferred leasing costs and intangible assets, net	307,390	327,514
Operating lease right-of-use assets	333,258	370,826
Prepaid expenses and other assets, net	86,607	90,114
Investment in unconsolidated real estate entities	246,835	221,468
Goodwill	8,754	156,529
Assets associated with real estate held for sale	—	83,113
TOTAL ASSETS	$7,267,968	$8,132,239

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,351,458	$4,176,844
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	209,382	193,861
Operating lease liabilities	343,886	380,004
Intangible liabilities, net	17,772	21,838
Security deposits, prepaid rent and other	74,369	84,708
Liabilities associated with real estate held for sale	—	31,117
Total liabilities	4,063,003	4,954,508

Commitments and contingencies (Note 21)

Redeemable preferred units of the operating partnership	2,795	9,815
Redeemable non-controlling interest in consolidated real estate entities	50,581	49,279

Capital
Hudson Pacific Properties, L.P. partners’ capital:
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at December 31, 2025 and 2024	425,000	425,000
Common units, 54,933,015 and 20,724,979 outstanding at December 31, 2025 and 2024, respectively	2,660,648	2,532,898
Accumulated other comprehensive loss	(1,928)	(8,713)
Total Hudson Pacific Properties, L.P. partners’ capital	3,083,720	2,949,185
Non-controlling interest—members in consolidated real estate entities	67,869	169,452
Total capital	3,151,589	3,118,637
TOTAL LIABILITIES AND CAPITAL	$7,267,968	$8,132,239

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share data)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Office
Rental revenues	$681,793	$677,620	$797,095
Service and other revenues	14,267	14,656	15,280
Total office revenues	696,060	692,276	812,375
Studio
Rental revenues	54,855	53,897	59,276
Service and other revenues	80,190	95,909	80,646
Total studio revenues	135,045	149,806	139,922
Total revenues	831,105	842,082	952,297
OPERATING EXPENSES
Office operating expenses	284,016	305,649	312,018
Studio operating expenses	143,726	148,430	138,447
General and administrative	72,953	79,451	74,958
Depreciation and amortization	374,967	354,425	397,846
Total operating expenses	875,662	887,955	923,269
OTHER EXPENSES
Loss from unconsolidated real estate entities	(67)	(7,308)	(3,902)
Fee income	5,399	5,269	6,181
Interest expense	(172,218)	(177,393)	(214,415)
Interest income	6,238	2,467	2,182
Management services reimbursement income—unconsolidated real estate entities	4,206	4,119	4,125
Management services expense—unconsolidated real estate entities	(4,206)	(4,119)	(4,125)
Transaction-related expenses	(590)	(2,499)	1,150
Unrealized loss on non-real estate investments	(2,998)	(3,958)	(3,120)
Gain (loss) on sale of real estate, net	5,714	(2,453)	103,202
Impairment loss	(299,320)	(149,664)	(60,158)
Loss on deconsolidation	(77,907)	—	—
(Loss) gain on extinguishment of debt	(10,453)	—	10,000
Other (expense) income	(1,812)	1,647	(6)
Loss on sale of bonds	—	—	(34,046)
Total other expenses	(548,014)	(333,892)	(192,932)
Loss before income tax benefit (provision)	(592,571)	(379,765)	(163,904)
Income tax benefit (provision)	273	(1,641)	(6,796)
Net loss	(592,298)	(381,406)	(170,700)
Net loss attributable to non-controlling interest in consolidated real estate entities	27,357	25,056	9,331
Net loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	3,248	4,059	(12,520)
Net (loss) income attributable to Hudson Pacific Properties, L.P.	(561,693)	(352,291)	(173,889)
Net income attributable to Series A preferred units	(364)	(612)	(612)
Net income attributable to Series C preferred units	(20,188)	(20,188)	(20,188)
Net income attributable to participating securities	—	(409)	(850)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(582,245)	$(373,500)	$(195,539)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(12.83)	$(18.06)	$(9.54)
Net loss attributable to common unitholders—diluted	$(12.83)	$(18.06)	$(9.54)
Weighted average shares of common units outstanding—basic	45,393,969	20,684,851	20,488,736
Weighted average shares of common units outstanding—diluted	45,393,969	20,684,851	20,488,736

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(592,298)	$(381,406)	$(170,700)
Currency translation adjustments	11,320	(7,727)	6,325
Net (losses) gains on derivative instruments:
Unrealized gains	367	9,308	9,214
Reclassification adjustment for realized gains	(4,708)	(10,090)	(4,634)
Total net (losses) gains on derivative instruments	(4,341)	(782)	4,580
Total other comprehensive income (loss)	6,979	(8,509)	10,905
Comprehensive loss	(585,319)	(389,915)	(159,795)
Comprehensive income attributable to Series A preferred units	(364)	(612)	(612)
Comprehensive income attributable to Series C preferred units	(20,188)	(20,188)	(20,188)
Comprehensive income attributable to participating securities	—	(409)	(850)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	27,163	24,914	9,824
Comprehensive loss (income) attributable to redeemable non-controlling interest in consolidated real estate entities	3,248	4,059	(12,520)
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(575,460)	$(382,151)	$(184,141)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(in thousands, except share data)

	Partners’ Capital					Non-controlling Interest— Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital		Total Capital
Balance, December 31, 2022	$425,000	20,463,675	$2,958,535	$(11,460)	$3,372,075	$377,756	$3,749,831
Contributions	—	—	—	—	—	26,480	26,480
Distributions	—	—	—	—	—	(58,973)	(58,973)
Issuance of common units	—	121,564	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(9,233)	(606)	—	(606)	—	(606)
Repurchase of common units	—	(26,771)	(1,369)	—	(1,369)	—	(1,369)
Declared distributions	(20,188)	—	(54,960)	—	(75,148)	—	(75,148)
Amortization of unit-based compensation	—	—	26,884	—	26,884	—	26,884
Net income (loss)	20,188	—	(194,689)	—	(174,501)	(9,331)	(183,832)
Other comprehensive income (loss)	—	—	—	11,398	11,398	(493)	10,905
Balance, December 31, 2023	425,000	20,549,235	2,733,795	(62)	3,158,733	335,439	3,494,172
Contributions	—	—	—	—	—	34,056	34,056
Distributions	—	—	—	—	—	(29,204)	(29,204)
Transaction costs	—	—	(79)	—	(79)	—	(79)
Purchase of non-controlling interest	—	—	160,499	—	160,499	(201,518)	(41,019)
Issuance of common units	—	189,557	—	—	—	—	—
Consolidation of previously unconsolidated real estate entities	—	—	—	—	—	55,593	55,593
Units withheld to satisfy tax withholding obligations	—	(13,813)	(571)	—	(571)	—	(571)
Repurchase of common units	—	—	—	—	—	—	—
Declared distributions	(20,188)	—	(15,377)	—	(35,565)	—	(35,565)
Amortization of unit-based compensation	—	—	27,722	—	27,722	—	27,722
Net income (loss)	20,188	—	(373,091)	—	(352,903)	(25,056)	(377,959)
Other comprehensive (loss) income	—	—	—	(8,651)	(8,651)	142	(8,509)
Balance, December 31, 2024	425,000	20,724,979	2,532,898	(8,713)	2,949,185	169,452	3,118,637
Contributions	—	—	—	—	—	33,968	33,968
Distributions	—	—	—	—	—	(22,210)	(22,210)
Transaction costs	—	—	(5,674)	—	(5,674)	—	(5,674)
Issuance of common units	—	34,195,557	523,392	—	523,392	—	523,392
Issuance of pre-funded warrants	—	—	138,451	—	138,451	—	138,451
Exercise of pre-funded warrants	—	42,804	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(9,690)	(237)	—	(237)	—	(237)
Deconsolidation of previously consolidated entity	—	—	—	—	—	(62,534)	(62,534)
Purchase of non-controlling interest	—	—	23,644	—	23,644	(23,644)	—
Declared distributions	(20,188)	—	(351)	—	(20,539)	—	(20,539)
Amortization of unit-based compensation	—	—	31,088	—	31,088	—	31,088
Net income (loss)	20,188	—	(582,245)	—	(562,057)	(27,357)	(589,414)
Other comprehensive income	—	—	—	6,785	6,785	194	6,979
Redemption of common units	—	(20,635)	(318)	—	(318)	—	(318)
Balance, December 31, 2025	$425,000	54,933,015	$2,660,648	$(1,928)	$3,083,720	$67,869	$3,151,589

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(592,298)	$(381,406)	$(170,700)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	374,967	354,425	397,846
Non-cash interest expense	14,236	7,738	21,867
Amortization of share/unit-based compensation	30,399	26,009	23,863
Straight-line rents	4,569	15,104	(701)
Straight-line rent expense	4,215	5,121	5,118
Amortization of above- and below-market leases, net	(3,899)	(4,925)	(6,235)
Amortization of above- and below-market ground lease, net	2,594	2,626	2,752
Amortization of lease incentive costs	6,587	1,659	1,115
Loss from unconsolidated real estate entities	67	7,308	3,902
Unrealized loss on non-real estate investments	2,998	3,958	3,120
(Gain) loss on sale of real estate, net	(5,714)	2,453	(103,202)
Impairment loss	299,320	149,664	60,158
Loss on deconsolidation of real estate entity	77,907	—	—
Loss (gain) on extinguishment of debt	10,453	—	(10,000)
Loss on sale of non-real estate property, plant and equipment	1,582	—	—
Gain from insurance proceeds	(609)	—	—
Deferred tax provision	(1,719)	593	6,609
Earnout liability fair value adjustment	—	—	(4,300)
Loss on sale of bonds	—	—	34,046
Change in operating assets and liabilities:
Accounts receivable	170	10,440	(5,678)
Deferred leasing costs and lease intangibles	(63,689)	(31,450)	(16,145)
Prepaid expenses and other assets	(8,630)	(6,651)	(10,321)
Accounts payable, accrued liabilities and other	(20,624)	4,351	(3,115)
Security deposits, prepaid rent and other	(11,905)	(2,360)	2,257
Net cash provided by operating activities	120,977	164,657	232,256
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	236,273	21,390	843,021
Additions to investment property	(144,074)	(199,388)	(298,823)
Insurance proceeds for damaged property, plant and equipment	1,174	—	—
Cash disposed on deconsolidation of real estate entity	(12,430)	—	—
Cash acquired from consolidation of previously unconsolidated real estate entity	—	8,814	—
Contributions to unconsolidated real estate entities	(18,340)	(47,753)	(68,732)
Distributions from unconsolidated real estate entities	4,170	211	2,528
Additions to non-real estate property, plant and equipment	(22,071)	(23,063)	(5,740)
Cash received for investment tax credits	1,527	—	—
Contributions to non-real estate investments	(4,308)	(5,939)	(4,916)
Distributions from non-real estate investments	924	189	—
Proceeds from sale of non-real estate investment	—	—	503
Settlement of earnout liability	—	(5,000)	—
Net cash provided by (used in) investing activities	42,845	(250,539)	467,841
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	1,291,000	180,741	382,356
Payments of unsecured and secured debt	(2,010,217)	(38,000)	(1,203,632)
Payments of loan costs	(20,743)	—	(839)
Fees for prepayments of notes payable	(4,910)	—	—
Proceeds from issuance of common units	523,392	—	—
Proceeds from issuance of pre-funded warrants	138,451	—	—
Repurchases of common units	—	—	(1,369)
Transaction costs	(5,674)	(79)	—
Redemption of series A preferred units	(7,020)	—	—
Redemption of common units	(318)	—	—
Dividends paid to common unitholders	(351)	(15,377)	(54,960)
Dividends paid to preferred unitholders	(20,552)	(20,800)	(20,800)
Contributions from redeemable non-controlling members in consolidated real estate entities	4,565	88	2,025
Distributions to redeemable non-controlling members in consolidated real estate entities	(15)	(3,932)	(82,407)
Contributions from non-controlling members in consolidated real estate entities	33,968	34,056	26,480
Distributions to non-controlling members in consolidated real estate entities	(22,210)	(29,204)	(58,973)
Purchase of non-controlling interest	—	(41,019)	—
Proceeds from sale of bonds	—	—	145,535
Payments to satisfy tax withholding obligations	(237)	(571)	(88)
Net cash (used in) provided by financing activities	(100,871)	65,903	(866,672)
Net increase (decrease) in cash and cash equivalents and restricted cash	62,951	(19,979)	(166,575)
Cash and cash equivalents and restricted cash—beginning of period	99,177	119,156	285,731
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$162,128	$99,177	$119,156

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

The following table summarizes the Company’s portfolio as of December 31, 2025:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	40	12,392,018
Studio	3	1,229,910
Future development	4	1,544,865
Total consolidated portfolio	47	15,166,793
Unconsolidated portfolio(1)
Office(2)	1	1,547,348
Studio(3)	2	475,300
Future development(4)	2	1,617,347
Total unconsolidated portfolio	5	3,639,995
TOTAL	52	18,806,788
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
2.Includes Bentall Centre.
3.Includes Sunset Pier 94 Studios and Sunset Glenoaks Studios.
4.Includes land for the Burrard Exchange and Sunset Waltham Cross Studios.

Concentrations

As of December 31, 2025, the Company’s office properties were located in Los Angeles, the San Francisco Bay Area, Seattle, and Vancouver, British Columbia. The Company’s owned studio properties were primarily located in Los Angeles and New York. 67.4% of the square feet in the Company’s consolidated and unconsolidated portfolio is located in California, which exposes the Company to greater economic risks than if it owned a more geographically dispersed portfolio.

A significant portion of the Company’s rental revenue is derived from tenants in the technology and media and entertainment industries. As of December 31, 2025, approximately 18.8% and 15.6% of consolidated and unconsolidated rentable square feet, excluding our under construction and future development pipeline, were related to the tenants in the technology and media and entertainment industries, respectively.

As of December 31, 2025, the Company’s 15 largest tenants represented approximately 24.4% of consolidated and unconsolidated rentable square feet. No single tenant accounted for more than 10%.

For the year ended December 31, 2025, no single tenant accounted for more than 10% of the Company’s revenue for the office segment, and Netflix, Inc. represented 22.1% of the Company’s revenue for the studio segment.

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

Reverse Stock Split and Partnership Agreement Amendment

On December 1, 2025, the Company effected a one-for-seven reverse stock split of its common stock (the "Reverse Stock Split"). Immediately following the Reverse Stock Split, the Company amended its charter to decrease the par value of the Company’s common stock from $0.07 per share back to $0.01 per share and decrease the number of authorized shares from 740,800,000 shares (consisting of 722,400,000 shares of common stock and 18,400,000 shares of preferred stock) to 121,600,000 shares (consisting of 103,200,000 shares of common stock and 18,400,000 shares of preferred stock). The Company’s common stock began trading on the NYSE on a split-adjusted basis at market open on December 2, 2025.

On December 1, 2025, the Company, as general partner of Hudson Pacific Properties, L.P., executed the Sixth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P. to give effect to a one-for-seven reverse unit split (the “Reverse Unit Split”) of the common units, LTIP units and performance units of the Operating Partnership, which corresponds to the Reverse Stock Split described above.

All common share, common unit, LTIP unit, performance unit, per-share and per-unit amounts in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively restated to reflect the effect of the Reverse Stock Split and Reverse Unit Split.

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

The entity that consolidates a VIE is known as its primary beneficiary and is generally the entity with both the power to direct the activities that most significantly affect the VIE’s economic performance and the right to receive benefits from the VIE or the obligation to absorb losses of the VIE that could be significant to the VIE. As of December 31, 2025, the Company has determined that its operating partnership and 18 joint ventures met the definition of a VIE. 10 of these joint ventures are consolidated and eight are unconsolidated.

Consolidated Joint Ventures

In the third quarter of 2025, the Company purchased a 45% ownership interest in Hudson 1099 Stewart, L.P., a consolidated joint venture, from its joint venture partner for $1. Following the transaction, the Company owns 100% of the ownership interests in Hudson 1099 Stewart, L.P.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
As of December 31, 2025, the operating partnership has determined that 10 of its joint ventures met the definition of a VIE and are consolidated:

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

As of December 31, 2025 and 2024, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

In the third quarter of 2025, a cash sweep for Sunset Glenoaks Studios commenced in accordance with the terms of the agreement for the loan secured by the property. As a result, the Company updated its VIE assessment of Sun Valley Peoria, LLC, the owner of Sunset Glenoaks Studios, and Sun Valley Services, LLC, the related TRS, and concluded that it is no longer the VIEs’ primary beneficiary as it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Therefore, the VIEs are no longer consolidated and are now accounted for using the equity method of accounting as the Company determined that it continues to have significance influence over the entities.

The deconsolidation of Sun Valley Peoria, LLC and Sun Valley Services, LLC was accounted for in accordance with the provisions of Accounting Standards Codification (“ASC”) 810, Consolidation. The Company recognized a loss on deconsolidation of $77.9 million in the Consolidated Statement of Operations for the year ended December 31, 2025, which was calculated as the difference between 1) the sum of the fair value of the Company’s retained noncontrolling investment in the VIEs and the carrying amount of the noncontrolling interest in the VIEs at the date of the deconsolidation; and 2) the carrying amount of the VIEs’ net assets at the date of the deconsolidation. The fair value of the retained noncontrolling investment of $0 was determined based on the estimated fair value of the Sunset Glenoaks Studios property and the estimated fair value of the loan secured by the property. The fair value of the property was estimated based on assumptions regarding future occupancy, future rental rates and capitalization rates, which are considered Level 3 inputs within the fair value hierarchy. The fair value of the loan was estimated based on assumptions regarding the estimated net proceeds, which is considered a Level 3 input within the fair value hierarchy. The Company has not provided a commitment to fund the losses of the VIEs and therefore will not record a negative equity method investment.

As of December 31, 2025, the Company has determined it is not the primary beneficiary of eight of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of commitments and contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to acquiring and assessing the carrying values of its real estate properties, assets acquired and liabilities assumed in business combination transactions, the fair values of its goodwill and intangible assets, the fair values of its non-real estate property, plant and equipment, determining the incremental borrowing rate used in the present value calculations of its new or modified operating lessee agreements, its accrued liabilities, and the valuation of performance-based equity compensation awards. The Company bases its estimates on historical experience, current market conditions, and various other assumptions that are believed to be reasonable under the circumstances. Actual results could materially differ from these estimates.

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

The Company recognized the following capitalized costs associated with development and redevelopment activities:

	Year Ended December 31,
	2025	2024	2023
Capitalized personnel costs	$12,270	$13,692	$16,496
Capitalized interest	$39,289	$40,367	$32,253

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

According to ASC 205, Presentation of Financial Statements, the Company does not present the operating results in net loss from discontinued operations for disposals if they do not represent a strategic shift in the Company’s business. There were no discontinued operations for the years ended December 31, 2025, 2024 and 2023.

Impairment of Investment in Real Estate

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

If impairment indicators are present for a specific real estate asset, we perform a recoverability test by comparing the carrying value of the asset group to the asset group’s estimated undiscounted future cash flows over the anticipated hold period. If the carrying value exceeds the estimated undiscounted future cash flows, we then compare the carrying value to the asset group’s estimated fair value and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The future cash flows utilized in the evaluation of recoverability and the measurement of fair value are subjective and are based on assumptions regarding anticipated hold periods, future occupancy, future rental rates, future capital requirements, discount rates and capitalization rates, which are considered Level 2 and Level 3 inputs within the fair value hierarchy. Given the level of sensitivity in the inputs, a change in the value of any one input, in isolation or in combination, could affect the overall estimation of the undiscounted future cash flows and fair value of an asset group.

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

In a quantitative assessment, significant judgment, assumptions and estimates are applied in determining the fair value of reporting units. The Company generally uses the income approach to estimate fair value by discounting the projected net cash flows of the reporting unit, and may corroborate with market-based data where available and appropriate. Projection of future cash flows is based upon various factors, including, but not limited to, our strategic plans in regard to our business and operations, internal forecasts, terminal year residual revenue multiples, operating profit margins, pricing of similar businesses and comparable transactions where applicable, and risk-adjusted discount rates to present value future cash flows, which are typically considered Level 3 inputs within the fair value hierarchy. Given the level of sensitivity in the inputs, a change in the value of any one input, in isolation or in combination, could significantly affect the overall estimation of fair value of the reporting unit.

Intangible assets with finite lives are amortized over their estimated useful lives using the straight-line method, which reflects the pattern in which the assets are consumed. The estimated useful lives for acquired intangible assets range from five to seven years. The Company assesses its intangible assets with finite lives for impairment when indicators of impairment are identified in a manner similar to the goodwill analysis and the inputs are generally considered Level 3 within the fair value hierarchy.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented:

	December 31,
	2025	2024	2023
BEGINNING OF THE PERIOD
Cash and cash equivalents	$63,256	$100,391	$255,761
Restricted cash	35,921	18,765	29,970
TOTAL	$99,177	$119,156	$285,731

END OF THE PERIOD
Cash and cash equivalents	$138,358	$63,256	$100,391
Restricted cash	23,770	35,921	18,765
TOTAL	$162,128	$99,177	$119,156

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

ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Many of the Company’s lease agreements include options to extend the lease, which the Company does not include in its minimum lease terms unless the option is reasonably certain to be exercised. Rental expense for lease payments related to operating leases is recognized on a straight-line basis over the lease term. The weighted average remaining lease term was 22 years as of December 31, 2025.

Variable lease payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation for those payments is incurred. ROU assets further include any lease payments made and exclude lease incentives. ROU assets acquired in connection with business combination transactions are also adjusted for above- and below- market lease terms.

As the Company’s leases do not provide an implicit rate, the Company calculates the present value of lease payments using its incremental borrowing rate based on the information available at commencement date, or the date of the ASC 842 adoption. The weighted average incremental borrowing rate used to calculate the ROU assets and lease liabilities was 5.7% as of December 31, 2025.

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

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606:

	Year Ended December 31,
	2025	2024	2023
Ancillary revenues	$75,177	$91,193	$76,099
Other revenues	$17,132	$17,187	$17,650
Studio-related tenant recoveries	$2,148	$2,185	$2,177
Management fee income	$5,399	$5,269	$6,181
Management services reimbursement income	$4,206	$4,119	$4,125

The following table summarizes the Company’s receivables that are accounted for under ASC 606:

	December 31, 2025	December 31, 2024
Ancillary revenues	$5,609	$4,834
Other revenues	$961	$1,107
Studio-related tenant recoveries	$258	$—

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

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2025, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2022 for federal purposes and 2021 for state purposes, subject to applicable statutes of limitations. The Company has assessed its tax positions for all open years, which as of December 31, 2025 included 2022 to 2024 for federal purposes and 2021 to 2024 for state purposes, and concluded that there are no material uncertainties to be recognized.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 became effective for our fiscal year ending December 31, 2025 and the Company applied the amendments retrospectively to all prior periods presented in our consolidated financial statements.

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

3. Goodwill

The following table reconciles the beginning and ending balances of goodwill:

Balance, December 31, 2024	$156,529
Impairment loss	(147,775)
Balance, December 31, 2025	$8,754

As of December 31, 2025, gross goodwill and accumulated impairment were $264.1 million and $255.3 million, respectively.

During the year ended December 31, 2025, the Company recorded a full impairment of the remaining goodwill related to the Quixote reporting unit in the amount of $147.8 million due to sustained declines in production levels and a continued history of operating losses from the business amid ongoing industry contraction. The fair value of the reporting unit was estimated based on a discounted cash flow analysis, which is classified within Level 3 of the fair value hierarchy. The impairment is recorded within impairment loss on the Consolidated Statement of Operations.

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

4. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	December 31, 2025	December 31, 2024
Land	$1,116,786	$1,235,974
Building and improvements	5,912,087	6,101,787
Tenant and leasehold improvements	694,713	728,186
Furniture and fixtures	5,210	5,895
Property under development	64,503	161,444
INVESTMENT IN REAL ESTATE, AT COST	$7,793,299	$8,233,286

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the years ended December 31, 2025 and 2024.

Impairment of Investment in Real Estate

During the year ended December 31, 2025, the Company recorded an impairment charge of $18.4 million related to the real estate assets of its 625 Second office property. The impairment charge reflected a shortened expected holding period for the property and a reduction in the carrying value of the property to its estimated fair value based on the contractual sales price, which is considered a Level 2 measurement. The property was sold on May 30, 2025.

During the year ended December 31, 2024, the Company recorded impairment charges totaling $39.9 million related to the real estate assets of of its Maxwell, Foothill Research Center and 3176 Porter properties. The impairment charges reflected a shortened expected holding period for the properties and a reduction in the carrying value of the properties to their estimated fair values based on non-binding purchase offers from third party buyers or the properties’ contractual sales prices, which are considered Level 2 measurements. The properties were subsequently sold.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
During the year ended December 31, 2023, the Company recorded an impairment charge of $48.5 million related to the real estate assets of of its Foothill Research Center property. The impairment charge reflected a shortened expected holding period for the property and reduction in the carrying value of the property to its estimated fair value based on a discounted cash flow analysis, which is considered a Level 3 measurement. The property was subsequently sold.

The impairment charges are recorded within impairment loss on the Consolidated Statements of Operations.

Dispositions of Real Estate

The following table summarizes information on dispositions completed during the years ended December 31, 2025 and 2024:

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)	(Loss) Gain on Sale(2) (in millions)
2025 Dispositions
Maxwell	Office	1/22/2025	102,963	$46.0	$(2.2)
Foothill Research Center	Office	3/4/2025	195,121	23.0	12.2
625 Second	Office	5/30/2025	138,354	28.0	—
Element LA(3)	Office	12/4/2025	284,037	150.0	(4.3)
Total 2025 Dispositions				$247.0	$5.7

2024 Dispositions
3176 Porter	Office	12/10/2024	46,759	$24.8	$(2.2)
_____________
1.Represents gross sales price before certain credits, prorations and closing costs.
2.Included within gain (loss) on sale of real estate, net on the Consolidated Statements of Operations.
3.Concurrently with the close of the property sale, the Company received a separate payment in the amount of $81.0 million for the early termination of the existing lease. The Company allocated the combined consideration of the gross sales price plus the lease termination payment to the property sale and lease termination performance obligations based on their relative fair values. The lease termination payment is recorded within office rental revenues on the Consolidated Statement of Operations.

Held for Sale

No properties were classified as held for sale as of December 31, 2025.

As of December 31, 2024, the Company classified two of its office properties as held for sale: 195,121 square-foot (unaudited) Foothill Research Center located in the Palo Alto submarket and 102,963 square-foot (unaudited) Maxwell located in the Downtown Los Angeles submarket. The properties were identified as non-strategic assets to the Company’s portfolio and were subsequently sold during the year ended December 31, 2025. The following table summarizes the components of assets and liabilities associated with real estate held for sale as of December 31, 2024:

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
5. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	December 31, 2025	December 31, 2024
Trailers	$36,834	$77,903
Production equipment	43,325	42,954
Trucks and other vehicles	17,195	22,035
Leasehold improvements	31,030	21,792
Furniture, fixtures and equipment	1,704	2,454
Other equipment	12,522	14,912
Non-real estate property, plant and equipment, at cost	142,610	182,050
Accumulated depreciation	(70,213)	(54,983)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$72,397	$127,067

Non-real estate property, plant and equipment is carried at cost less accumulated depreciation. The Company computes depreciation using the straight-line method over the estimated useful lives of the assets, which range from three to 20 years.

The Company assesses the carrying value of its non-real estate property, plant and equipment, net for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable over the life of the asset or its intended holding period. If impairment indicators are present for a specific asset group, we perform a recoverability test by comparing the carrying value of the asset group to the asset group’s estimated undiscounted future cash flows over the remaining useful life of the primary asset in the asset group. The future cash flows utilized in the evaluation of recoverability are subjective and are based on assumptions regarding future production levels, utilization, pricing and capital requirements. Given the level of sensitivity in the inputs, a change in the value of any one input, in isolation or in combination, could affect the overall estimation of the undiscounted future cash flows of an asset group. If the carrying value exceeds the estimated undiscounted future cash flows, we then compare the carrying value to the asset group’s estimated fair value and recognize an impairment loss for the amount by which the carrying value exceeds the fair value. The fair value of an asset group is estimated based on quoted prices obtained for similar assets in active markets, which is typically classified within Level 2 of the fair value hierarchy,

During the year ended December 31, 2025, the Company recorded impairment charges totaling $50.5 million related to certain of its trucks and trailers. The impairment charges resulted from the sustained declines in production activity and a continued history of operating losses from the Quixote business amid ongoing industry contraction. The fair value of the assets was estimated based on quoted prices obtained for similar assets in active markets, which is classified within Level 2 of the fair value hierarchy. The Company did not record any impairment charges for non-real estate property, plant and equipment during the years ended December 31, 2024 and 2023.

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
3.The Company has provided a recourse carve-out guarantee on the joint venture’s outstanding indebtedness in the amount of $96.5 million. The likelihood of loss relating to the guarantee is remote as of December 31, 2025.
4.The Company owns 51% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns the Sunset Pier 94 Studios development. The Company’s resulting economic interest in the development is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a recourse carve-out guarantee in the amount of $36.8 million, a completion guarantee and guarantee of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of December 31, 2025.
5.The Company owns 50% of the ownership interests in the joint venture entity that owns Sunset Glenoaks Studios and the related TRS. The Company has provided a recourse carve-out guarantee on the joint venture’s outstanding indebtedness in the amount of $51.2 million. The likelihood of loss relating to the guarantee is remote as of December 31, 2025.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.1 million as of December 31, 2025 and 2024, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	December 31, 2025	December 31, 2024(1)
ASSETS
Investment in real estate, net	$1,216,273	$1,089,951
Other assets	62,998	41,177
TOTAL ASSETS	$1,279,271	$1,131,128

LIABILITIES
Secured debt, net	583,173	447,581
Other liabilities	58,700	49,115
TOTAL LIABILITIES	641,873	496,696

Company’s capital(2)	184,912	193,732
Partner's capital	452,486	440,700
TOTAL CAPITAL	637,398	634,432

TOTAL LIABILITIES AND CAPITAL	$1,279,271	$1,131,128
_____________
1.Does not include balances related to Sunset Glenoaks Studios, which was accounted for as a consolidated entity as of December 31, 2024, but accounted for as an equity method investment as of December 31, 2025.
2.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the loss from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Year Ended December 31,
	2025	2024	2023
TOTAL REVENUES	$67,186	$72,754	$70,200

TOTAL EXPENSES	(83,113)	(106,340)	(88,876)

NET LOSS(1)	$(15,927)	$(33,586)	$(18,676)
__________________
1.The results of Sunset Glenoaks Studios are excluded for the period of time during which it was accounted for as a consolidated joint venture. See Note 2 for details.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
7. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	December 31, 2025	December 31, 2024
Deferred leasing costs and in-place lease intangibles	$235,693	$244,463
Accumulated amortization	(113,541)	(116,868)
Deferred leasing costs and in-place lease intangibles, net	122,152	127,595
Lease incentives	126,607	34,352
Accumulated amortization	(7,384)	(1,203)
Lease incentives, net	119,223	33,149
Below-market ground leases	74,930	74,930
Accumulated amortization	(24,188)	(21,626)
Below-market ground leases, net	50,742	53,304
Above-market leases	180	636
Accumulated amortization	(180)	(437)
Above-market leases, net	—	199
Customer relationships	54,396	97,900
Accumulated amortization	(54,396)	(40,380)
Customer relationships, net	—	57,520
Non-competition agreements	4,639	8,200
Accumulated amortization	(4,639)	(4,926)
Non-competition agreements, net	—	3,274
Trade name	—	37,200
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$307,390	$327,514

Below-market leases	$39,268	$40,535
Accumulated amortization	(21,496)	(18,697)
Below-market leases, net	17,772	21,838
INTANGIBLE LIABILITIES, NET	$17,772	$21,838

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	For the Year Ended December 31,
	2025	2024	2023
Deferred leasing costs and in-place lease intangibles(1)	$(32,255)	$(33,106)	$(36,791)
Lease incentives(2)	$(6,182)	$(1,203)	$—
Below-market ground leases(3)	$(2,594)	$(2,669)	$(2,795)
Above-market leases(2)	$(167)	$(57)	$(62)
Customer relationships(1)	$(14,015)	$(14,016)	$(14,017)
Non-competition agreements(1)	$(2,614)	$(1,647)	$(1,647)
Below-market leases(2)	$4,066	$4,982	$6,297
Above-market ground leases(3)	$—	$43	$43
_____________
1.Amortization is recorded in depreciation and amortization expense on the Consolidated Statements of Operations.
2.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.
3.Amortization is recorded in office and studio operating expenses on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s estimated future amortization of deferred leasing costs and intangibles as of December 31, 2025:

For the Year Ended December 31,	Deferred Leasing Costs and In-place Lease Intangibles	Lease Incentives	Below-market Ground Leases	Below-market Leases
2026	$(27,390)	$(11,015)	$(2,563)	$3,981
2027	(22,814)	(11,087)	(2,563)	3,913
2028	(19,001)	(11,087)	(2,563)	3,832
2029	(15,165)	(11,087)	(2,563)	3,458
2030	(11,427)	(10,871)	(2,563)	2,399
Thereafter	(26,355)	(64,076)	(37,927)	189
TOTAL	$(122,152)	$(119,223)	$(50,742)	$17,772

During the year ended December 31, 2025, the Company recorded impairment charges totaling $81.4 million related to the full impairment of the trade name and customer relationships intangible assets of Quixote. The impairment charges resulted from the sustained declines in show counts and a continued history of operating losses from the business amid ongoing industry contraction. The fair value of the trade name intangible assets was estimated based on the relief-from-royalty method, which is classified within Level 3 of the fair value hierarchy. The fair value of the customer relationships intangible assets was estimated based on the income approach, which is classified within Level 3 of the fair value hierarchy. The losses are recorded within impairment loss on the Consolidated Statement of Operations.

During the year ended December 31, 2025, the Company recorded a $0.1 million impairment charge related to the deferred leasing costs and intangible assets of the 625 Second office property. The property was subsequently sold on May 30, 2025. See Note 4 for details. The impairment charge is recorded within impairment loss on the Consolidated Statement of Operations.

During the years ended December 31, 2024 and 2023, the Company recorded impairment charges totaling $0.8 million and $2.7 million, respectively, related to the deferred leasing costs and intangible assets of certain office properties. Refer to Note 4 for details. The losses are recorded within impairment loss on the Consolidated Statements of Operations.

8. Accounts Receivable

Accounts Receivable, net

As of December 31, 2025, accounts receivable was $15.2 million and there was a $0.3 million allowance for doubtful accounts. As of December 31, 2024, accounts receivable was $15.0 million and there was $0.5 million allowance for doubtful accounts.

Straight-line Rent Receivables, net

As of December 31, 2025, straight-line rent receivables was $195.4 million and there was no allowance for doubtful accounts. As of December 31, 2024, straight-line rent receivables was $199.7 million and there was no allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
9. Prepaid Expenses and Other Assets, net

The following table represents the Company’s prepaid expenses and other assets, net as of:

	December 31, 2025	December 31, 2024
Non-real estate investments	$47,693	$50,373
Prepaid insurance	8,338	10,074
Deferred financing costs, net	4,667	2,165
Interest rate derivative assets	3,360	4,325
Prepaid property tax	2,159	2,129
Deferred tax assets, net	—	8
Other	20,390	21,040
PREPAID EXPENSES AND OTHER ASSETS, NET	$86,607	$90,114

Non-Real Estate Investments

The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. The Company recognized a net unrealized loss of $3.0 million, $4.0 million and $3.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, due to the observable changes in fair value. As of December 31, 2025, the cumulative unrealized gain of the investments is $3.8 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
10. Debt

The following table sets forth information with respect to our outstanding indebtedness:

	December 31, 2025	December 31, 2024	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$—	$320,000	SOFR + 1.15% to 1.60%	12/31/2029	(5)
Series B notes	—	259,000	4.69%	12/16/2025
Series C notes	—	56,000	4.79%	12/16/2027
Series D notes	—	150,000	3.98%	7/6/2026
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	1,650,000	2,435,000

Secured debt
Hollywood Media Portfolio CMBS(7)(8)	1,100,000	1,100,000	SOFR + 1.10%	8/9/2026
Acquired Hollywood Media Portfolio debt	(30,233)	(30,233)	SOFR + 2.11%	8/9/2026
Hollywood Media Portfolio, net(9)(10)	1,069,767	1,069,767
Element LA	—	168,000	4.59%	11/6/2025
1918 Eighth CMBS(8)	285,000	314,300	6.16%	9/11/2030
Hill7 CMBS(11)	101,000	101,000	3.38%	11/6/2028
Sunset Glenoaks Studios(12)	—	99,600	SOFR + 3.10%	1/9/2027
Office Portfolio CMBS(13)(14)	262,083	—	SOFR + 4.15%	4/9/2030	(15)
Total secured debt	1,717,850	1,752,667
Total unsecured and secured debt	3,367,850	4,187,667
Unamortized deferred financing costs/loan discounts(16)	(16,392)	(10,823)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,351,458	$4,176,844

JOINT VENTURE PARTNER DEBT(17)	$66,136	$66,136	4.50%	10/9/2032	(18)
_____________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of December 31, 2025, which may be different than the interest rates as of December 31, 2024 for corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of December 31, 2025, no such election had been made.
4.The Company has a total capacity of $795.3 million available under its unsecured revolving credit facility, which may be increased up to a total of $2.0 billion either in the form of an increase to an existing unsecured revolving credit facility or a new loan, including a term loan, subject to the satisfaction of certain conditions and lender commitments.
5.$333.3 million of the revolving commitments had an initial maturity date of December 21, 2025 with an option to extend the initial maturity date twice for an additional six-month term each at the sole discretion of the Company. The first extension option was exercised on December 10, 2025. $462.0 million of the revolving commitments have an initial maturity date of December 31, 2028 with an option to extend the initial maturity date twice for an additional six-month term each at the sole discretion of the Company.
6.An amount equal to the net proceeds from the 5.95% registered senior notes has been allocated to new or existing eligible green projects.
7.This loan is secured by eight properties: Sunset Gower Studios, Sunset Las Palmas Studios, Sunset Bronson Studios, 6040 Sunset, Harlow, ICON, CUE and EPIC.
8.This loan is interest-only through its term.
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
12.Sunset Glenoaks Studios was consolidated as of December 31, 2024 and unconsolidated as of December 31, 2025. Therefore, the December 31, 2025 balance is reported at $0.
13.This loan is secured by five office properties: 11601 Wilshire, 5th & Bell, 450 Alaskan, 1740 Technology and 275 Brannan.
14.The loan requires monthly payments for principal and interest. The floating interest rate on $250.0 million of principal has been effectively fixed at 3.41% through the use of an interest rate swap. The floating interest rate on $11.3 million of principal has been capped at 3.35% through the use of an interest rate cap.
15.Includes the option to extend the initial maturity date of April 9, 2027 three times for an additional one-year term each, permitting certain financial and other covenants are met.
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

Current Year Activity

During the year ended December 31, 2025, there were $320.0 million of repayments on the unsecured revolving credit facility, net of borrowings. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

During the twelve months ended December 31, 2025, the Company secured the Office Portfolio CMBS loan (a commercial mortgage-backed securities loan) with an initial aggregate principal amount of $475.0 million. The loan bears interest at SOFR + 4.15% and matures on April 9, 2027, with three optional one-year extensions permitting certain financial and other covenants are met. The Company used the proceeds from the loan to repay $259.0 million on its unsecured revolving credit facility and to repay the $168.0 million loan secured by the Element LA property. The early repayment of the Element LA loan resulted in a $1.9 million loss on extinguishment of debt on the Consolidated Statement of Operations. The loan was originally secured by six office properties, including the Element LA property. Upon the sale of the Element LA property in the fourth quarter of 2025, the Company made an early partial repayment of the Office Portfolio CMBS loan in the amount of $206.3 million. The early partial repayment resulted in a $6.8 million loss on extinguishment of debt on the Consolidated Statement of Operations. The loan is now secured by the remaining five office properties.

During the twelve months ended December 31, 2025, the Company amended its unsecured revolving credit facility agreement to adjust certain definitions and covenant calculations beginning with the period ending December 31, 2024. The amendment also resulted in a decrease in the total capacity from $900.0 million to $775.0 million. The Company then amended the agreement a second time, which resulted in an increase in the total capacity to $795.3 million and extended the maturity date for $462.0 million of the total commitments to December 31, 2029, which includes the effect of two optional six-month extensions at the sole discretion of the Company.

During the twelve months ended December 31, 2025, the Company fully repaid its Series B, Series C and Series D notes. The early repayment of the notes resulted in a $1.6 million loss on extinguishment of debt on the Consolidated Statement of Operations.

During the twelve months ended December 31, 2025, the Company refinanced its 1918 Eighth loan with a CMBS loan secured by the 1918 Eighth property with an aggregate principal balance of $285.0 million. The refinanced loan bears interest at a weighted average rate of 6.16% and matures on September 11, 2030. The refinance of the loan resulted in a $0.2 million loss on extinguishment of debt on the Consolidated Statement of Operations.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of December 31, 2025:

For the Year Ended December 31,	Unsecured and Secured Debt	Joint Venture Partner Debt
2026	$1,079,767	$—
2027	410,000	—
2028	461,000	—
2029	510,000	—
2030	907,083	—
Thereafter	—	66,136
TOTAL	$3,367,850	$66,136

Unsecured Debt

Credit Facility

The operating partnership continues to be the borrower under its credit facility agreement, and the Company and all subsidiaries that own unencumbered properties will continue to provide guarantees unless the Company obtains and maintains a credit rating of at least BBB- from Standard & Poor’s (“S&P”) or Baa3 from Moody’s, in which case such guarantees are not required except under limited circumstances. As of December 31, 2025, the credit ratings for our senior unsecured debt were B2, B and B+ from Moody’s, Standard and Poor’s and Fitch, respectively.

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

The following table summarizes existing covenants and their covenant levels related to our unsecured revolving credit facility and term loans as of December 31, 2025:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	43.1%
Unsecured indebtedness to unencumbered asset value	≤ 60%	36.4%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.6x
Secured indebtedness to total asset value	≤ 45%	23.0%
Unencumbered net operating income to unsecured interest expense	≥ 1.75x	2.3x
Minimum liquidity coverage	> $125MM	Yes

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes existing covenants and their covenant levels related to our registered senior notes as of December 31, 2025:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	39.7%
Total unencumbered assets to unsecured debt	≥ 150%	309.2%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	1.9x
Secured debt to total assets	≤ 40%	21.0%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of December 31, 2025.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of December 31, 2025.

Interest Expense

The following table represents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Year Ended December 31,
	2025	2024	2023
Gross interest expense(1)	$197,271	$210,022	$224,801
Capitalized interest	(39,289)	(40,367)	(32,253)
Non-cash interest expense(2)	14,236	7,738	21,867
INTEREST EXPENSE	$172,218	$177,393	$214,415
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of December 31, 2025 and December 31, 2024:

Underlying Debt Instrument	Type of Instrument	Accounting Policy(1)	Notional Amount	Effective Date	Maturity Date	Interest Rate (Range)	Fair Value Assets (Liabilities)
							December 31, 2025	December 31, 2024
1918 Eighth	Swap	Mark-to-market(2)	$172,865	February 2023	October 2025	3.75%	—	524
1918 Eighth	Cap	Partial cash flow hedge	$314,300	June 2023	December 2025(3)	5.00%	—	62
1918 Eighth	Sold cap	Mark-to-market	$172,865	June 2023	December 2025(3)	5.00%	—	(34)
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	430	3,663
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	(660)	(267)
Hollywood Media Portfolio CMBS	Cap	Partial cash flow hedge(4)	$1,100,000	August 2024	August 2025	6.01%	—	4
Hollywood Media Portfolio CMBS	Sold cap(5)	Mark-to-market	$561,000	August 2024	August 2025	6.01%	—	(2)
Hollywood Media Portfolio CMBS	Cap	Partial cash flow hedge(4)	$1,100,000	August 2025	August 2026	4.95%	—	—
Hollywood Media Portfolio CMBS	Sold cap(5)	Mark-to-market	$561,000	August 2025	August 2026	4.95%	—	—
Sunset Glenoaks Studios(6)	Cap	Cash flow hedge	$100,600	January 2025	January 2026	4.50%	—	72
Office Portfolio CMBS	Cap	Mark-to-market	$475,000	March 2025	April 2027	4.96%	14	—
Office Portfolio CMBS	Sold cap(5)	Mark-to-market	$475,000	March 2025	April 2027	4.96%	(14)	—
Office Portfolio CMBS(7)	Cap	Cash flow hedge(8)	$11,250	December 2025	February 2027	3.35%	15	—
Office Portfolio CMBS(9)	Swap	Cash flow hedge(8)	$250,000	December 2025	April 2029	3.41%	(732)	—
N/A	Corridor	Mark-to-market	$425,000	January 2026	March 2026	0.53% - 3.35%	2,901	—
TOTAL							$1,954	$4,022
_____________
1.Accounting policy elections are as of December 31, 2025, which may be different than the policy elections as of December 31, 2024 for the corresponding instrument.
2.This swap was accounted for as a cash flow hedge through August 2025, at which point the underlying loan was refinanced with with a fixed-rate loan and the swap no longer qualified for hedge accounting.
3.The cap and sold cap were early terminated on September 2, 2025.
4.$539 thousand of the notional amount of the Hollywood Media Portfolio CMBS cap has been designated as an effective cash flow hedge for accounting purposes. The remainder is accounted for under mark-to-market accounting.
5.The sold caps serve to offset the changes in fair value of the portion of the Hollywood Media Portfolio CMBS cap that is not designated as a cash flow hedge for accounting purposes and the change in fair value of the full Office Portfolio CMBS cap, which is not designated as a cash flow hedge for accounting purposes.
6.Sunset Glenoaks Studios was consolidated as of December 31, 2024 and unconsolidated as of December 31, 2025. Therefore, the fair value of the derivative instrument as of December 31, 2025 is reported at $0.
7.The notional amount decreases on a monthly basis to follow the amortization of the underlying debt instrument.
8.During the fourth quarter of 2025, hedge accounting for the Office Portfolio CMBS cap and swap was discontinued due to a change in the probability of the related forecasted transactions as a result of the early partial repayment of the Office Portfolio CMBS loan. Accordingly, $713 thousand and $27 thousand of losses for the cap and swap, respectively, were reclassified from accumulated other comprehensive loss as an increase in loss on extinguishment of debt on the Consolidated Statement of Operations. The Company subsequently modified the notional amount of the instruments and re-designated the instruments as effective cash flow hedges prospectively.
9.The notional amount will decrease on a monthly basis to follow the amortization of the underlying debt instrument commencing in February 2027.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of December 31, 2025, the Company expects $0.5 million of unrealized loss included in accumulated other comprehensive loss will be reclassified as an increase to interest expense in the next 12 months.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
12. Income Taxes

The loss from continuing operations before the provision for income taxes comprises the following components:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Loss from U.S. operations	$(599,223)	$(379,339)	$(166,833)
Income (loss) from foreign operations	6,652	(426)	2,929
Loss from continuing operations	$(592,571)	$(379,765)	$(163,904)

The benefit (provision) for income taxes comprises the following components:

	Year Ended
	December 31, 2025	December 31, 2024	December 31, 2023
Current federal	$—	$(5)	$(171)
Current state and local(1)	—	—	(16)
Current foreign(2)	(1,437)	(1,043)	—
Deferred federal	1,295	(113)	(2,672)
Deferred state and local(1)	635	601	(1,833)
Deferred foreign(2)	(220)	(1,081)	(2,104)
Income tax benefit (provision)	$273	$(1,641)	$(6,796)
_____________
1.Over 50% percent of the effect of the state and local income tax category is comprised of California state income tax.
2.Comprised of Canada and United Kingdom income tax.

A reconciliation of the statutory federal income tax rate of 21% with the Company’s effective income tax rate is as follows:

	Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income tax benefit computed at the federal statutory rate	$124,440	21.0%	$79,751	21.0%	$34,420	21.0%
Income tax benefit attributable to non-taxable entities	(44,855)	(7.6)	(37,893)	(10.0)	(16,643)	(10.2)
California state income taxes, net of federal tax benefit	2,321	0.4	11,850	3.1	4,810	2.9
Adjustment to rate change - state(1)	(14,422)	(2.4)	—	—	—	—
Valuation allowance - federal	(78,491)	(13.3)	(38,200)	(10.1)	(19,310)	(11.8)
Valuation allowance - state(1)(2)	12,919	2.2	(10,748)	(2.8)	(6,271)	(3.8)
Valuation allowance - Canada	(296)	—	(3,124)	(0.8)	(4,100)	(2.5)
Valuation allowance - United Kingdom	(612)	(0.1)	(1,157)	(0.3)	—	—
Other adjustments	(731)	(0.1)	(2,120)	(0.5)	298	0.3
Income tax benefit (provision) / effective tax rate	$273	0.1%	$(1,641)	(0.4)%	$(6,796)	(4.1)%
_____________
1.Over 50% percent of the category is related to California state income tax.
2.Decrease in the state valuation allowance for the year ended December 31, 2025 is due to a decrease in the California state apportionment percentage

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Significant components of the Company's deferred tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024	December 31, 2023
Deferred tax assets:
Net operating loss and tax credit carryforwards	$79,205	$68,457	$41,339
Depreciation and amortization	74,336	29,237	11,124
Prepaid rent	564	703	1,578
Other	499	973	122
Total deferred tax assets	154,604	99,370	54,163
Valuation allowance	(149,186)	(82,706)	(29,477)
Net deferred tax assets	5,418	16,664	24,686

Deferred tax liabilities:
Depreciation and amortization	(2,267)	(14,432)	(21,170)
Unrealized gain on non-real estate investments	(3,077)	(3,912)	(4,640)
Other	(241)	(205)	(169)
Total deferred tax liabilities	(5,585)	(18,549)	(25,979)

Deferred tax liability, net	$(167)	$(1,885)	$(1,293)

13. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2026 to 2045.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of December 31, 2025:

Year Ended
2026	$487,497
2027	434,018
2028	367,444
2029	296,032
2030	243,095
Thereafter	645,551
TOTAL	$2,473,637

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 10 ground leases, six sound stage leases, four office leases and 16 other leases as of December 31, 2025. The Company’s operating lease obligations have expiration dates ranging from 2026 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

As of December 31, 2025, the present value of the remaining contractual payments of $631.9 million under the Company’s operating lease agreements was $343.9 million. The corresponding operating lease ROU assets amounted to $333.3 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of December 31, 2025:

For the Year Ended December 31,	Lease Payments(1)
2026	$35,612
2027	35,064
2028	34,459
2029	33,172
2030	30,553
Thereafter	463,074
Total operating lease payments	631,934
Less: interest portion	(288,048)
PRESENT VALUE OF OPERATING LEASE LIABILITIES(2)	$343,886
_____________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	For the Year Ended December 31,
	2025	2024	2023
Variable rental expense	$8,764	$9,985	$11,005
Minimum rental expense	$48,658	$46,576	$45,145

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

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$3,360	$—	$3,360	$—	$4,325	$—	$4,325
Interest rate derivative liabilities(2)	$—	$(1,406)	$—	$(1,406)	$—	$(303)	$—	$(303)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$47,693	$—	$—	$—	$47,373
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

Level 2 items include interest rate derivatives, which are valued on a quarterly basis using a linear regression model. Fair value measurement using unobservable inputs is inherently uncertain, and a change in significant inputs could result in different fair values.

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

The table below represents the carrying value and fair value of the Company’s investment in securities and debt as of:

	December 31, 2025		December 31, 2024
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Unsecured debt(1)	$1,650,000	$1,520,998	$2,435,000	$2,040,075
Secured debt(1)	$1,717,850	$1,715,298	$1,752,667	$1,741,090
Consolidated joint venture partner debt	$66,136	$62,390	$66,136	$60,637
_____________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

15. Share/Unit-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of December 31, 2025, 1.4 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units, and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $10.83.

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

The Board awards time-based restricted shares, time-based cash-settled restricted shares, or time-based operating partnership performance units to certain employees on an annual basis as part of the employees’ annual compensation. These time-based awards are generally issued in the first or fourth quarter and vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain awards are subject to a mandatory holding period upon vesting if the grantee is an executive officer. Lastly, certain employees elect to receive operating partnership performance units in lieu of their annual cash bonus. These awards are generally issued in the first or fourth quarter and are fully-vested upon their issuance.

For 2023, the compensation committee of the Board (“Compensation Committee”) adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Under the PSU Plan, the Compensation Committee awards restricted stock units or performance units in the operating partnership to certain employees. The 2023 PSU Plan grants contain Operational Performance Units, which are eligible to vest based on the achievement of operational metrics over a one-year performance period and vests over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of the Company’s Relative Total Shareholder Return (“TSR”) compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period. Certain of the awards granted under the PSU Plan are subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

For 2024, the Compensation Committee adopted an annual equity award program for its top three executive officers consisting of a grant of time-based operating partnership performance units and a grant of market-based operating partnership performance units. The time-based awards were to vest in equal annual installments over the applicable service vesting period, which was five years. The market-based awards were to vest upon the satisfaction of both performance and service-based requirements. The quantity earned was based on the achievement of stock price performance hurdles over the five-year performance period commencing on the second anniversary of the grant date. The earned awards would satisfy the service-based requirement in increments of 60%, 20% and 20% on the third, fourth and fifth anniversaries of the grant date, respectively. The awards were also subject to a two-year post-vesting restriction period, during which any awards earned could not be sold or transferred. In the second quarter of 2025, the top three most highly compensated executive officers agreed to a cancellation of their 2024 performance unit equity awards, which resulted in the accelerated recognition of the remaining unamortized compensation expense of $14.3 million during the year ended December 31, 2025, which is recorded in general and administrative on the Consolidated Statement of Operations.

The Compensation Committee did not adopt a performance-based equity award program for 2025.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Time-Based Awards

The time-based restricted shares and operating partnership performance units are equity-classified awards and are valued based on the quoted closing price of the Company’s common stock on the applicable grant date and discounted for any hold restrictions in accordance with ASC 718. The time-based cash-settled restricted shares are liability-classified awards and are valued based on the quoted closing price of the Company’s common stock as remeasured at each balance sheet date. In both cases, the share and unit-based compensation is amortized through the final vesting period on a straight-line basis. Forfeitures of awards are recognized as they occur.

Market-Based and Performance-Based Awards

The following table outlines key components of the 2024 market-based awards, which were subsequently cancelled in the second quarter of 2025:

Market-Based Performance Unit
Maximum bonus pool, in millions	$25.5
Performance period	1/1/2026 to 12/31/2030
Vesting period	1/1/2024 to 1/1/2029

The following table outlines key components of the 2023 PSU Plan:

Operational Performance Unit
Maximum bonus pool, in millions	$15.0
Performance period	1/1/2023 to 12/31/2023

The stock-based compensation cost of the 2024 market-based awards and the 2023 PSU Plan was valued in accordance with ASC 718 utilizing a Monte Carlo simulation to estimate the probability of the performance vesting conditions being satisfied. The stock-based compensation is amortized through the final vesting period under a graded vesting expense recognition schedule. Forfeitures of awards are recognized as they occur.

The per unit fair value of the 2024 market-based awards and the 2023 PSU awards granted was estimated on the date of grant using the following assumptions in the Monte Carlo simulation:

	2024	2023
Expected price volatility for the Company	41.00%	40.00%
Expected price volatility for the particular REIT index	N/A	27.00%
Risk-free rate	3.89%	3.44%
Dividend yield	3.00 - 6.00%	5.40%

Summary of Unvested Share Activity

The following table summarizes the activity and status of all unvested stock awards:

	2025		2024		2023
	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at January 1	83,058	$51.59	99,119	$69.23	44,262	$161.98
Granted	64,076	14.26	27,891	40.39	88,331	52.78
Vested	(66,527)	43.10	(40,981)	83.65	(28,347)	165.27
Canceled	(13,633)	16.75	(2,971)	94.57	(5,127)	54.81
Unvested at December 31	66,974	$31.41	83,058	$51.59	99,119	$69.23

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table summarizes the activity and status of all unvested time-based restricted operating partnership performance units:

	2025		2024		2023
	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value	Units	Weighted-Average Grant-Date Fair Value
Unvested at January 1	471,519	$54.67	181,700	$68.74	51,094	$157.71
Granted	367,986	16.24	430,057	50.96	203,270	57.12
Vested	(148,864)	52.95	(115,531)	63.56	(72,664)	98.77
Canceled	—	—	(24,707)	52.22	—	—
Unvested at December 31	690,641	$34.56	471,519	$54.67	181,700	$68.74

Share/Unit-Based Compensation Recorded

The following table presents the classification and amount recognized for share/unit-based compensation related to the Company’s awards:

	For the Year Ended December 31,
	2025	2024	2023
Expensed stock compensation(1)(2)	$30,399	$26,009	$23,863
Capitalized stock compensation(3)	1,669	2,160	3,021
Total stock compensation(4)	$32,068	$28,169	$26,884
_________________
1.Amounts are recorded in general and administrative expenses, office operating expenses and studio operating expenses on the Consolidated Statements of Operations.
2.Amount expensed during the year ended December 31, 2025 includes $14.3 million of accelerated expense recognized in connection with the cancellation of the 2024 performance unit equity awards.
3.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
4.Amounts are recorded in accounts payable, accrued liabilities and other, additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

As of December 31, 2025, total unrecognized compensation cost related to unvested share and unit-based payments was $16.1 million. It is expected to be recognized over a weighted-average period of two years.

16. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the years ended December 31, 2025, 2024 and 2023, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	For the Year Ended December 31,
	2025	2024	2023
Numerator:
Basic and diluted net loss available to common stockholders	$(572,245)	$(364,143)	$(192,181)
Denominator:
Basic weighted average common shares outstanding(1)	44,682,601	20,170,390	20,136,155
Effect of dilutive instruments(2)	—	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	44,682,601	20,170,390	20,136,155
Basic earnings per common share	$(12.81)	$(18.05)	$(9.54)
Diluted earnings per common share	$(12.81)	$(18.05)	$(9.54)
_____________
1.Basic weighted average common shares outstanding includes common shares issuable upon the exercise of pre-funded warrants in the amount of 5,670,204 for the year ended December 31, 2025. The warrants are exercisable at any time for nominal consideration.
2.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

    Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the years ended December 31, 2025, 2024 and 2023, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	For the Year Ended December 31,
	2025	2024	2023
Numerator:
Basic and diluted net loss available to common unitholders	$(582,245)	$(373,500)	$(195,539)
Denominator:
Basic weighted average common units outstanding(1)	45,393,969	20,684,851	20,488,736
Effect of dilutive instruments(2)	—	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	45,393,969	20,684,851	20,488,736
Basic earnings per common unit	$(12.83)	$(18.06)	$(9.54)
Diluted earnings per common unit	$(12.83)	$(18.06)	$(9.54)
_____________
1.Basic weighted average common units outstanding includes common units issuable upon the exercise of pre-funded warrants in the amount of 5,670,204 for the year ended December 31, 2025. The warrants are exercisable at any time for nominal consideration.
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

17. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of December 31, 2025 and 2024, there were 111,777 and 392,598 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company, respectively. These Series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit. The units

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
are convertible at the option of the holder into common units or redeemable into cash or, at the Company’s election, exchangeable for registered shares of common stock.

During year ended December 31, 2025, 280,821 units were redeemed for cash consideration of $7.0 million.

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

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
Balance, December 31, 2024	$9,815	$49,279
Contributions	—	4,565
Distributions	—	(15)
Declared dividend	(364)	—
Net income (loss)	364	(3,248)
Redemption of preferred units	(7,020)	—
Balance, December 31, 2025	$2,795	$50,581

18. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total AOCI
Balance, January 1, 2023	$(1,280)	$(9,992)	$(11,272)
Unrealized gain recognized in AOCI	9,462	6,149	15,611
Reclassification from AOCI into income(1)	(4,526)	—	(4,526)
Net change in AOCI	4,936	6,149	11,085
Balance, December 31, 2023	3,656	(3,843)	(187)
Unrealized gain (loss) recognized in AOCI	8,942	(7,359)	1,583
Reclassification from AOCI into income(1)	(9,813)	—	(9,813)
Net change in AOCI	(871)	(7,359)	(8,230)
Balance, December 31, 2024	2,785	(11,202)	(8,417)
Unrealized gain recognized in AOCI	445	10,896	11,341
Reclassification from AOCI into income(1)	(4,784)	—	(4,784)
Net change in AOCI	(4,339)	10,896	6,557
Balance, December 31, 2025	$(1,554)	$(306)	$(1,860)
_____________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below presents the activity related to Hudson Pacific Properties, LP’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total AOCI
Balance, January 1, 2023	$(1,260)	$(10,200)	(11,460)
Unrealized gain recognized in AOCI	9,729	6,325	16,054
Reclassification from AOCI into income(1)	(4,656)	—	(4,656)
Net change in AOCI	5,073	6,325	11,398
Balance, December 31, 2023	3,813	(3,875)	(62)
Unrealized gain (loss) recognized in AOCI	9,382	(7,727)	1,655
Reclassification from AOCI into income(1)	(10,306)	—	(10,306)
Net change in AOCI	(924)	(7,727)	(8,651)
Balance, December 31, 2024	2,889	(11,602)	(8,713)
Unrealized gain recognized in AOCI	417	11,320	11,737
Reclassification from AOCI into income(1)	(4,952)	—	(4,952)
Net change in AOCI	(4,535)	11,320	6,785
Balance, December 31, 2025	(1,646)	(282)	$(1,928)
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

During the year ended December 31, 2025, 20,635 common units were redeemed for cash consideration of $0.3 million.

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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	December 31, 2025	December 31, 2024	December 31, 2023
Company-owned common units in the operating partnership	54,227,096	20,182,702	20,147,803
Company’s ownership interest percentage	98.7%	97.4%	98.0%
Non-controlling common units in the operating partnership(1)	705,919	542,277	401,432
Non-controlling ownership interest percentage	1.3%	2.6%	2.0%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of December 31, 2025, this amount represents both common units and performance units of 58,076 and 647,843, respectively. As of December 31, 2024, this amount represents both common units and performance units of 78,711 and 463,566, respectively. As of December 31, 2023, this amount represents both common units and performance units of 78,711 and 322,721, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)

During the years ended December 31, 2025, 2024 and 2023, 184,277, 141,802 and 88,370 performance units, respectively, vested related to various awards to our employees and directors.

Common Stock Activity

On June 13, 2025, the Company issued in an underwritten public offering 33,936,206 shares of common stock and pre-funded warrants to purchase 10,266,228 shares of common stock, adjusted for the effect of the Reverse Stock Split. The pre-funded warrants have an exercise price of $0.01 per share and can be exercised at any time on or after June 13, 2025 at the option of the holder. The gross proceeds from the offering amounted to $689.3 million ($529.7 million from common stock and $159.6 million from pre-funded warrants). In connection with the offering, we paid underwriting fees of $27.4 million and other transaction costs of $5.6 million, resulting in net proceeds of $656.3 million. The proceeds from the offering were used to fully repay the outstanding amount under the unsecured revolving credit facility and for general corporate purposes. During the year ended December 31, 2025, 42,959 pre-funded warrants were exercised, resulting in the issuance of 42.804 shares of common stock in a cashless exchange.

The Company did not complete any common stock offerings during the years ended December 31, 2024 and 2023.

The Company’s ATM program permits sales of up to $125.0 million of common stock. A cumulative total of $65.8 million has been sold as of December 31, 2025. The Company did not utilize the ATM program during the years ended December 31, 2025, 2024 and 2023.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. The Company did not utilize the share repurchase program during the years ended December 31, 2025 and 2024. During the year ended December 31, 2023, the Company repurchased 26,771 shares of its common stock at a weighted average price of $51.31 per share for $1.4 million, before transaction costs. Since the commencement of the program through December 31, 2025, a cumulative total of $214.7 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

Series C Cumulative Redeemable Preferred Stock

Series C cumulative redeemable preferred stock relates to the 17,000,000 shares of our Series C preferred stock, $0.01 par value per share. Holders of Series C preferred stock, when and as authorized by the board of directors of the Company, are entitled to cumulative cash dividends at the rate of 4.750% per annum of the $25.00 per share, equivalent to $1.1875 per annum per share. Dividends are payable quarterly in arrears on or about the last day of December, March, June and September of each year. In addition to other preferential rights, the holders of Series C preferred stock are entitled to receive the liquidation preference, which is $25.00 per share, before the holders of common stock in the event of any voluntary or involuntary liquidation, dissolution or winding-up of the Company’s affairs. Generally, shares of Series C preferred stock are not redeemable by the Company prior to November 16, 2026. However, upon the occurrence of a change of control, holders of the Series C preferred stock will have the right, (unless the Company has elected to redeem the Series C preferred stock) to convert into a specified number of shares of common stock. A complete description of the Series C preferred stock is contained in the Articles Supplementary which is included as Exhibit 3.11 to this Current Report on Form 10-K.

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

	For the Year Ended December 31,
	2025	2024	2023
Common stock(1)	$—	$0.70	$2.63
Common units(1)	$—	$0.70	$2.63
Unvested performance-based units(1)(2)	$—	$0.07	$0.26
Series A preferred units	$1.5625	$1.5625	$1.5625
Series C preferred stock	$1.1875	$1.1875	$1.1875
_________________

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
1.The Company suspended its quarterly common stock dividend during the third and fourth quarters of 2023, third and fourth quarters of 2024 and the entirety of 2025. As a result, the common unit and performance unit dividends were also suspended.
2.Performance-based units are entitled to dividends equal to the common stock dividends declared by the Company. During their vesting period, unvested performance-based units receive 10% of the declared dividend, with the remainder payable as soon as practicable after the vesting date. During the year ended December 31, 2025, the Company paid $0.4 million of accrued dividends related to the performance units that vested on December 31, 2024.

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

The Company did not pay any dividends related to its common stock during the year ended December 31, 2025.

The Company’s dividends related to its 4.750% series C preferred stock will be classified for U.S. federal income tax purposes as follows (unaudited):

		Distribution Per Share	Ordinary Dividends			Capital Gains Distributions	Return of Capital
Record Date	Payment Date		Total	Non-Qualified(1)	Qualified
3/21/2025	3/31/2025	$0.296875	$—	$—	$—	$—	$0.296875
6/20/2025	6/30/2025	0.296875	—	—	—	—	0.296875
9/19/2025	9/30/2025	0.296875	—	—	—	—	0.296875
12/19/2025	12/29/2025	0.296875	—	—	—	—	0.296875
	TOTALS	$1.187500	$—	$—	$—	$—	$1.187500
		100.00%	—%			—%	100.00%
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below presents the operating activity of the Company’s reportable segments:

	Year Ended December 31,
	2025	2024	2023
Office segment
Core office revenues	$682,602	$679,049	$798,429
Core office expenses
Utilities	(27,296)	(27,780)	(26,214)
Taxes	(61,007)	(73,862)	(77,672)
Administrative	(29,341)	(29,511)	(30,251)
Insurance	(22,965)	(26,846)	(26,408)
Other segment expenses(1)	(129,949)	(134,423)	(137,527)
Total core office expenses	(270,558)	(292,422)	(298,072)
Office net operating income	412,044	386,627	500,357
Studio segment
Studio revenues	135,045	149,806	139,922
Studio expenses
Rent expense & real estate taxes	(37,653)	(34,263)	(30,483)
Cost of goods sold	(20,295)	(25,419)	(20,020)
Other segment expenses(2)	(85,778)	(88,748)	(87,944)
Total studio expenses	(143,726)	(148,430)	(138,447)
Studio net operating income	(8,681)	1,376	1,475
TOTAL SEGMENT PROFIT	$403,363	$388,003	$501,832
_________________
1.Includes ground lease rent, cleaning, parking, engineering, security, mechanical, electrical & plumbing and repairs & maintenance expenses.
2.Includes administrative, utilities, security, cleaning, engineering and repairs & maintenance expenses.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
The table below presents the reconciliation of segment revenue to consolidated revenue:

	Year Ended December 31,
	2025	2024	2023
Office segment
Core office revenues	$682,602	$679,049	$798,429
Chargebacks	13,458	13,227	13,946
Total office revenues	696,060	692,276	812,375
Studio segment
Total studio revenues	135,045	149,806	139,922
Total revenues	$831,105	$842,082	$952,297

The table below reconciles net loss to total profit from all segments:

	Year Ended December 31,
	2025	2024	2023
NET LOSS	$(592,298)	$(381,406)	$(170,700)
General and administrative	72,953	79,451	74,958
Depreciation and amortization	374,967	354,425	397,846
Loss from unconsolidated real estate entities	67	7,308	3,902
Fee income	(5,399)	(5,269)	(6,181)
Interest expense	172,218	177,393	214,415
Interest income	(6,238)	(2,467)	(2,182)
Management services reimbursement income—unconsolidated real estate entities	(4,206)	(4,119)	(4,125)
Management services expense—unconsolidated real estate entities	4,206	4,119	4,125
Transaction-related expenses	590	2,499	(1,150)
Unrealized loss on non-real estate investments	2,998	3,958	3,120
(Gain) loss on sale of real estate, net	(5,714)	2,453	(103,202)
Impairment loss	299,320	149,664	60,158
Loss on deconsolidation of real estate entity	77,907	—	—
Loss (gain) on extinguishment of debt	10,453	—	(10,000)
Other expense (income)	1,812	(1,647)	6
Loss on sale of bonds	—	—	34,046
Income tax (benefit) provision	(273)	1,641	6,796
TOTAL PROFIT FROM ALL SEGMENTS	$403,363	$388,003	$501,832

20. Related Party Transactions

Employment Agreements

The Company entered into employment agreements with certain of its executive officers, which are effective January 1, 2025, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the years ended December 31, 2025, 2024 and 2023, the Company recognized $4.2 million, $4.1 million and $4.1 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Consolidated Financial Statements—(Continued)
(Tables in thousands, except square footage and share data)
Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of December 31, 2025, the Company’s ROU assets and lease liabilities related to these lease obligations were $4.2 million and $4.4 million, respectively, as compared to ROU assets and lease liabilities of $4.9 million and $5.1 million, respectively, as of December 31, 2024. During the years ended December 31, 2025, 2024 and 2023 the Company recorded $1.1 million, $1.2 million and $1.0 million, respectively, of rental expense related to these leases in management services expense—unconsolidated real estate entities on the Consolidated Statements of Operations.

21. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of December 31, 2025, the Company has contributed $42.3 million to these funds, net of distributions, with $8.7 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of December 31, 2025, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of December 31, 2025, the Company had $7.2 million in outstanding letters of credit under the unsecured revolving credit facility, the majority of which was related to the completion guarantee associated with the Sunset Pier 94 Studios development. Additionally, the Company had $11.7 million in outstanding letters of credit related to tenant improvement obligations for the properties secured by the Office Portfolio CMBS loan.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of December 31, 2025, the Company had $96.7 million in related commitments.

22. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest, net of capitalized interest	$164,023	$170,984	$197,599
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$120,006	$79,128	$87,779
Assets derecognized upon deconsolidation of real estate entity	244,438	—	—
Liabilities derecognized upon deconsolidation of real estate entity	103,912	—	—
Operating lease liability remeasurements	9,024	29,160	5,751
Operating lease liability relieved in exchange for non-real estate property, plant and equipment	2,818	—	—
Redemption of common units in the operating partnership	—	133	—
Operating lease liabilities recorded in connection with right-of-use assets	—	3,617	2,117
Assets recognized upon consolidation of previously unconsolidated real estate entity	—	197,968	—
Liabilities recognized upon consolidation of previously unconsolidated real estate entity	—	86,565	—
Derecognition of equity method investment upon consolidation of previously unconsolidated real estate entity	—	55,593	—

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Schedule III—Real Estate and Accumulated Depreciation
December 31, 2025
(In thousands)

		Initial Costs		Total Adjustment to Basis(1)	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements		Land	Building & Improvements	Total	Accumulated Depreciation(2)		Year Acquired
Office
875 Howard, San Francisco Bay Area, CA	$—	$18,058	$41,046	$51,995	$18,058	$93,041	$111,099	$(31,880)	1920/2001	2007
6040 Sunset, Los Angeles, CA(3)	1,100,000	6,599	27,187	29,394	6,599	56,581	63,180	(34,111)	2008	2008
ICON, Los Angeles, CA(3)	—	—	—	164,269	—	164,269	164,269	(49,913)	2017	2008
CUE, Los Angeles, CA(3)	—	—	—	49,576	—	49,576	49,576	(13,098)	2017	2008
EPIC, Los Angeles, CA(3)	—	10,606	—	215,814	10,606	215,814	226,420	(49,342)	2019	2008
1455 Market, San Francisco Bay Area, CA	—	41,226	34,990	56,918	41,226	91,908	133,134	(44,632)	1976/2016	2010
Rincon Center, San Francisco Bay Area, CA	—	58,251	110,656	78,709	58,251	189,365	247,616	(77,968)	1961/2020	2010
10950 Washington, Los Angeles, CA	—	17,979	25,110	18,146	17,979	43,256	61,235	(8,565)	1957/1974	2010
275 Brannan, San Francisco Bay Area, CA(4)	262,083	4,187	8,063	14,254	4,187	22,317	26,504	(12,974)	1905/2013	2011
10900 Washington, Los Angeles, CA	—	1,400	1,200	292	1,400	1,492	2,892	(440)	1973	2012
901 Market, San Francisco Bay Area, CA	—	17,882	79,305	21,005	17,882	100,310	118,192	(39,836)	1912/1985	2012
505 First, Greater Seattle, WA	—	22,917	133,034	17,030	22,917	150,064	172,981	(47,000)	2010	2013
83 King, Greater Seattle, WA	—	12,982	51,403	10,334	12,982	61,737	74,719	(19,889)	1904/2021	2013
Met Park North, Greater Seattle, WA	—	28,996	71,768	(2,116)	28,996	69,652	98,648	(22,176)	2000	2013
411 First, Greater Seattle, WA	—	27,684	29,824	31,439	27,684	61,263	88,947	(24,151)	1906/2017	2014
450 Alaskan, Greater Seattle, WA(4)	—	—	—	89,746	—	89,746	89,746	(23,357)	2017	2014
95 Jackson, Greater Seattle, WA	—	—	—	18,175	—	18,175	18,175	(5,845)	1909/2018	2014
Palo Alto Square, San Francisco Bay Area, CA	—	—	326,033	45,766	—	371,799	371,799	(138,898)	1971/2018	2015
3400 Hillview, San Francisco Bay Area, CA	—	—	159,641	(4,735)	—	154,906	154,906	(66,369)	1991	2015
Page Mill Center, San Francisco Bay Area, CA	—	—	147,625	19,870	—	167,495	167,495	(66,424)	1970/2020	2015
Clocktower Square, San Francisco Bay Area, CA	—	—	93,949	13,821	—	107,770	107,770	(36,014)	1983/2019	2015
Towers at Shore Center, San Francisco Bay Area, CA	—	72,673	144,188	14,306	72,673	158,494	231,167	(50,260)	2001	2015
Shorebreeze, San Francisco Bay Area, CA	—	69,448	59,806	21,775	69,448	81,581	151,029	(26,347)	1987/2024	2015
555 Twin Dolphin, San Francisco Bay Area, CA	—	40,614	73,457	17,779	40,614	91,236	131,850	(28,621)	1989/2024	2015
333 Twin Dolphin, San Francisco Bay Area, CA	—	36,441	64,892	18,439	36,441	83,331	119,772	(28,536)	1985/2017	2015
Metro Center, San Francisco Bay Area, CA	—	—	313,683	91,133	—	404,816	404,816	(125,074)	1986/2020	2015
Concourse, San Francisco Bay Area, CA	—	45,085	224,271	74,709	45,085	298,980	344,065	(86,445)	1990/2022	2015
Gateway, San Francisco Bay Area, CA	—	33,117	121,217	58,878	33,117	180,095	213,212	(61,697)	1985/2017	2015
Metro Plaza, San Francisco Bay Area, CA	—	16,038	106,156	74,033	16,038	180,189	196,227	(53,582)	1986/2021	2015
1740 Technology, San Francisco Bay Area, CA(4)	—	8,052	49,486	12,205	8,052	61,691	69,743	(17,565)	1985	2015

		Initial Costs		Total Adjustment to Basis(1)	Total Costs				Year Built / Renovated
Property name	Encumbrances	Land	Building & Improvements	Total Adjustment to Basis(1)	Land	Building & Improvements	Total	Accumulated Depreciation(2)	Year Built / Renovated	Year Acquired
Skyport Plaza, San Francisco Bay Area, CA	—	16,521	153,844	(1,273)	16,521	152,571	169,092	(42,463)	2001	2015
Techmart, San Francisco Bay Area, CA	—	—	66,660	22,359	—	89,019	89,019	(28,856)	1986/2019	2015
Fourth & Traction, Los Angeles, CA	—	12,140	37,110	69,280	12,140	106,390	118,530	(44,569)	1915/2017	2015
11601 Wilshire, Los Angeles, CA(4)	—	28,978	321,273	71,733	28,978	393,006	421,984	(109,062)	1983/2018	2016 2017
Hill7, Greater Seattle, WA	101,000	36,888	137,079	9,272	36,888	146,351	183,239	(41,780)	2015	2016
Page Mill Hill, San Francisco Bay Area, CA	—	—	131,402	11,278	—	142,680	142,680	(42,152)	1975/2020	2016
Harlow, Los Angeles, CA(3)	—	7,455	—	85,603	7,455	85,603	93,058	(15,084)	2020	2017
Ferry Building, San Francisco Bay Area, CA(5)	—	—	268,292	65,622	—	333,914	333,914	(70,212)	1898/2003	2018
1918 Eighth, Greater Seattle, WA	285,000	38,477	545,773	32,195	38,477	577,968	616,445	(95,955)	2009/2023	2020
5th & Bell, Greater Seattle, WA(4)	—	20,866	82,072	22,323	20,866	104,395	125,261	(19,367)	2002	2021
Washington 1000, Greater Seattle, WA	—	59,980	11,053	248,599	59,980	259,652	319,632	—	Under development	2022
Studio
5801 Bobby Foster Road, Albuquerque, NM	—	2,189	6,268	415	2,189	6,683	8,872	(811)	2008	2022
Sunset Gower Studios, Los Angeles, CA(3)	—	101,477	64,697	86,129	101,477	150,826	252,303	(56,270)	Various	2007 2011 2012
Sunset Bronson Studios, Los Angeles, CA(3)	—	67,092	32,374	53,525	67,092	85,899	152,991	(43,223)	Various	2008
Sunset Las Palmas Studios, Los Angeles, CA(3)	—	134,488	104,392	67,514	134,488	171,906	306,394	(36,538)	Various	2017 2018
Various(6)	—	—	—	48,701	—	48,701	48,701	(15,697)	N/A	2022
TOTAL	$1,748,083	$1,116,786	$4,460,279	$2,216,234	$1,116,786	$6,676,513	$7,793,299	$(1,953,048)
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
4.These properties are encumbered by a $262.1 million mortgage loan. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 10 to the Consolidated Financial Statements-Debt” for additional information on secured debt.
5.This property is encumbered by a $66.1 million debt due to our joint venture partner. Refer to Part IV, Item 15(a) “Exhibits, Financial Statement Schedules—Note 10 to the Consolidated Financial Statements-Debt” for additional information on joint venture partner debt.
6.Represents leasehold improvements capitalized in connection with the Company’s leasehold interests in 20 sound stages.

The aggregate gross cost of property included above for federal income tax purposes approximated $8.4 billion, unaudited as of December 31, 2025.

The following table reconciles the historical cost of total real estate held for investment and accumulated depreciation from January 1, 2023 to December 31, 2025:

	Year Ended December 31,
	2025	2024	2023
Total investment in real estate, beginning of year	$8,233,286	$8,212,896	$8,716,572
Additions during period:
Asset acquisitions	—	—	—
Business acquisitions	—	—	—
Improvements, capitalized costs(1)	129,418	374,764	353,544
Total additions during period	129,418	374,764	353,544
Deductions during period
Disposals (fully depreciated assets and early terminations)(2)	(322,199)	(124,575)	(67,177)
Impairment loss	(18,386)	(39,875)	(48,480)
Cost of property sold(3)	(228,820)	(34,129)	(741,563)
Total deductions during period	(569,405)	(198,579)	(857,220)

Ending balance, before reclassification to assets associated with real estate held for sale	7,793,299	8,389,081	8,212,896
Reclassification to assets associated with real estate held for sale	—	(155,795)	—
TOTAL INVESTMENT IN REAL ESTATE, END OF YEAR	$7,793,299	$8,233,286	$8,212,896

Total accumulated depreciation, beginning of year	$(1,791,108)	$(1,728,437)	$(1,541,271)
Additions during period:
Depreciation of real estate	(301,625)	(284,273)	(340,019)
Total additions during period	(301,625)	(284,273)	(340,019)
Deductions during period:
Deletions(2)	90,916	124,575	66,122
Write-offs due to sale(4)	48,769	13,829	86,731
Total deductions during period	139,685	138,404	152,853

Ending balance, before reclassification to assets associated with real estate held for sale	(1,953,048)	(1,874,306)	(1,728,437)
Reclassification to assets associated with real estate held for sale	—	83,198	—
TOTAL ACCUMULATED DEPRECIATION, END OF YEAR	$(1,953,048)	$(1,791,108)	$(1,728,437)
_____________
1.$187.8 million of the additions disclosed for the year ended December 31, 2024 were related to the initial consolidation of Sunset Glenoaks Studios.
2.$235.2 million of the disposals and $3.9 million of the deletions disclosed for the year ended December 31, 2025 were related to the deconsolidation of Sunset Glenoaks Studios.
3.Cost of property sold during the year ended December 31, 2025 excludes $155.8 million related to the properties held for sale as of December 31, 2024 and subsequently sold during the year ended December 31, 2025.
4.Write-offs due to sale during the year ended December 31, 2025 excludes $83.2 million related to the properties held for sale as of December 31, 2024 and subsequently sold during the year ended December 31, 2025.