Form 10-Q
period 2026-03-31
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2026-05-08
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at May 1, 2026 was 54,242,024.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2026 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of March 31, 2026, Hudson Pacific Properties, Inc. owned approximately 96.6% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 3.4% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Investment in real estate, at cost	$7,831,517	$7,793,299
Accumulated depreciation and amortization	(2,021,078)	(1,953,048)
Investment in real estate, net	5,810,439	5,840,251
Non-real estate property, plant and equipment, net	73,026	72,397
Cash and cash equivalents	138,008	138,358
Restricted cash	24,432	23,770
Accounts receivable, net	14,121	14,923
Straight-line rent receivables, net	200,387	195,425
Deferred leasing costs and intangible assets, net	307,900	307,390
Operating lease right-of-use assets	327,921	333,258
Prepaid expenses and other assets, net	77,135	86,607
Investment in unconsolidated real estate entities	248,178	246,835
Goodwill	8,754	8,754
TOTAL ASSETS	$7,230,301	$7,267,968

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,350,125	$3,351,458
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	229,078	209,382
Operating lease liabilities	339,815	343,886
Intangible liabilities, net	16,768	17,772
Security deposits, prepaid rent and other	81,078	74,369
Total liabilities	4,083,000	4,063,003

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	2,795	2,795
Redeemable non-controlling interest in consolidated real estate entities	49,880	50,581

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares outstanding at March 31, 2026 and December 31, 2025	425,000	425,000
Common stock, $0.01 par value, 103,200,000 authorized, 54,242,024 and 54,227,096 shares outstanding at March 31, 2026 and December 31, 2025, respectively	529	529
Additional paid-in capital	2,495,302	2,548,488
Accumulated other comprehensive loss	(3,619)	(1,860)
Total Hudson Pacific Properties, Inc. stockholders’ equity	2,917,212	2,972,157
Non-controlling interest—members in consolidated real estate entities	64,903	67,869
Non-controlling interest—units in the operating partnership	112,511	111,563
Total equity	3,094,626	3,151,589
TOTAL LIABILITIES AND EQUITY	$7,230,301	$7,267,968

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended March 31,
	2026	2025
REVENUES
Office
Rental revenues	$145,228	$158,393
Service and other revenues	3,446	6,818
Total office revenues	148,674	165,211
Studio
Rental revenues	13,797	13,652
Service and other revenues	19,381	19,596
Total studio revenues	33,178	33,248
Total revenues	181,852	198,459
OPERATING EXPENSES
Office operating expenses	69,822	72,277
Studio operating expenses	31,709	40,981
General and administrative	12,575	18,483
Depreciation and amortization	80,722	93,085
Total operating expenses	194,828	224,826
OTHER (EXPENSES) INCOME
Loss from unconsolidated real estate entities	(437)	(1,254)
Fee income	1,107	1,359
Interest expense	(37,994)	(43,505)
Interest income	1,649	435
Management services reimbursement income—unconsolidated real estate entities	1,124	975
Management services expense—unconsolidated real estate entities	(1,124)	(975)
Transaction-related expenses	(101)	—
Unrealized loss on non-real estate investments	(1,962)	(449)
Gain on sale of real estate, net	—	10,023
Impairment loss	—	(18,476)
Loss on extinguishment of debt	—	(1,858)
Other income	158	8
Total other expenses	(37,580)	(53,717)
Loss before income tax provision	(50,556)	(80,084)
Income tax provision	(348)	(194)
Net loss	(50,904)	(80,278)
Net income attributable to Series A preferred units	(44)	(146)
Net income attributable to Series C preferred shares	(5,047)	(5,047)
Net loss attributable to non-controlling interest in consolidated real estate entities	1,610	7,467
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	701	902
Net loss attributable to common units in the operating partnership	553	2,394
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(53,131)	$(74,708)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(0.82)	$(3.70)
Net loss attributable to common stockholders—diluted	$(0.82)	$(3.70)
Weighted average shares of common stock outstanding—basic	64,462,033	20,198,072
Weighted average shares of common stock outstanding—diluted	64,462,033	20,198,072

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(50,904)	$(80,278)
Currency translation adjustments	(3,690)	3,539
Net unrealized gains (losses) on derivative instruments:
Unrealized gains (losses)	2,112	(1,009)
Reclassification adjustment for realized gains	(240)	(1,066)
Total net unrealized gains (losses) on derivative instruments	1,872	(2,075)
Total other comprehensive (loss) income	(1,818)	1,464
Comprehensive loss	(52,722)	(78,814)
Comprehensive income attributable to Series A preferred units	(44)	(146)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,047)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	1,608	7,440
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	701	902
Comprehensive loss attributable to non-controlling interest in the operating partnership	614	2,300
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(54,890)	$(73,365)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2025	$425,000	54,227,096	$529	$2,548,488	$—	$(1,860)	$111,563	$67,869	$3,151,589
Contributions	—	—	—	—	—	—	—	2,597	2,597
Distributions	—	—	—	—	—	—	—	(3,955)	(3,955)
Transaction costs	—	—	—	(82)	—	—	—	—	(82)
Issuance of unrestricted stock	—	20,354	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(5,426)	—	(78)	—	—	—	—	(78)
Declared dividend	(5,047)	—	—	(53,162)	53,131	—	(526)	—	(5,604)
Amortization of share/unit-based compensation	—	—	—	136	—	—	2,088	—	2,224
Net income (loss)	5,047	—	—	—	(53,131)	—	(553)	(1,610)	(50,247)
Other comprehensive (loss) income	—	—	—	—	—	(1,759)	(61)	2	(1,818)
Balance, March 31, 2026	$425,000	54,242,024	$529	$2,495,302	$—	$(3,619)	$112,511	$64,903	$3,094,626

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, December 31, 2024	$425,000	20,182,702	$1,403	$2,437,484	$—	$(8,417)	$93,715	$169,452	$3,118,637
Contributions	—	—	—	—	—	—	—	2,989	2,989
Distributions	—	—	—	—	—	—	—	(4,789)	(4,789)
Issuance of unrestricted stock	—	25,426	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(9,239)	(1)	(194)	—	—	—	—	(195)
Declared dividend	(5,047)	—	—	(74,794)	74,708	—	(267)	—	(5,400)
Amortization of share/unit-based compensation	—	—	—	425	—	—	4,776	—	5,201
Net income (loss)	5,047	—	—	—	(74,708)	—	(2,394)	(7,467)	(79,522)
Other comprehensive income	—	—	—	—	—	1,343	94	27	1,464
Balance, March 31, 2025	$425,000	20,198,889	$1,403	$2,362,920	$—	$(7,074)	$95,924	$160,212	$3,038,385

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,904)	$(80,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,722	93,085
Non-cash interest expense	1,492	4,458
Amortization of share/unit-based compensation	1,941	5,140
Straight-line rents	(4,963)	(92)
Straight-line rent expense	1,266	731
Amortization of above- and below-market leases, net	(1,004)	(866)
Amortization of above- and below-market ground leases, net	641	651
Amortization of lease incentive costs	2,813	667
Loss from unconsolidated real estate entities	437	1,254
Unrealized loss on non-real estate investments	1,962	449
Loss on sale of non-real estate property, plant and equipment	264	—
Loss on extinguishment of debt	—	1,858
Gain on sale of real estate, net	—	(10,023)
Impairment loss	—	18,476
Deferred tax benefit	—	(7)
Change in operating assets and liabilities:
Accounts receivable	802	2,989
Deferred leasing costs and lease intangibles	(22,652)	(12,307)
Prepaid expenses and other assets	8,459	895
Accounts payable, accrued liabilities and other	16,307	14,700
Security deposits, prepaid rent and other	6,709	(11,244)
Net cash provided by operating activities	44,292	30,536
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	—	63,233
Additions to investment in real estate	(24,405)	(37,140)
Contributions to unconsolidated real estate entities	(5,775)	(4,487)
Distributions from unconsolidated real estate entities	407	378
Additions to non-real estate property, plant and equipment	(3,952)	(4,736)
Contributions to non-real estate investments	(589)	(1,303)
Net cash (used in) provided by investing activities	(34,314)	15,945
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	—	494,000
Payments of unsecured and secured debt	(2,500)	(484,705)
Payments of loan costs	—	(12,065)
Transaction costs	(82)	—
Redemption of series A preferred units	—	(1,421)
Dividends paid to common stock and unitholders	(557)	(353)
Dividends paid to preferred stock and unitholders	(5,091)	(5,193)
Contributions from non-controlling members in consolidated real estate entities	2,597	2,989
Distributions to non-controlling members in consolidated real estate entities	(3,955)	(4,789)
Payments to satisfy tax withholding obligations	(78)	(195)
Net cash used in financing activities	(9,666)	(11,732)
Net increase in cash and cash equivalents and restricted cash	312	34,749
Cash and cash equivalents and restricted cash—beginning of period	162,128	99,177
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$162,440	$133,926

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.             FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	March 31, 2026 (unaudited)	December 31, 2025
ASSETS
Investment in real estate, at cost	$7,831,517	$7,793,299
Accumulated depreciation and amortization	(2,021,078)	(1,953,048)
Investment in real estate, net	5,810,439	5,840,251
Non-real estate property, plant and equipment, net	73,026	72,397
Cash and cash equivalents	138,008	138,358
Restricted cash	24,432	23,770
Accounts receivable, net	14,121	14,923
Straight-line rent receivables, net	200,387	195,425
Deferred leasing costs and intangible assets, net	307,900	307,390
Operating lease right-of-use assets	327,921	333,258
Prepaid expenses and other assets, net	77,135	86,607
Investment in unconsolidated real estate entities	248,178	246,835
Goodwill	8,754	8,754
TOTAL ASSETS	$7,230,301	$7,267,968

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,350,125	$3,351,458
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	229,078	209,382
Operating lease liabilities	339,815	343,886
Intangible liabilities, net	16,768	17,772
Security deposits, prepaid rent and other	81,078	74,369
Total liabilities	4,083,000	4,063,003

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	2,795	2,795
Redeemable non-controlling interest in consolidated real estate entities	49,880	50,581

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at March 31, 2026 and December 31, 2025	425,000	425,000
Common units, 55,451,138 and 54,933,015 outstanding at March 31, 2026 and December 31, 2025, respectively	2,608,471	2,660,648
Accumulated other comprehensive loss	(3,748)	(1,928)
Total Hudson Pacific Properties, L.P. partners’ capital	3,029,723	3,083,720
Non-controlling interest—members in consolidated real estate entities	64,903	67,869
Total capital	3,094,626	3,151,589
TOTAL LIABILITIES AND CAPITAL	$7,230,301	$7,267,968

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended March 31,
	2026	2025
REVENUES
Office
Rental revenues	$145,228	$158,393
Service and other revenues	3,446	6,818
Total office revenues	148,674	165,211
Studio
Rental revenues	13,797	13,652
Service and other revenues	19,381	19,596
Total studio revenues	33,178	33,248
Total revenues	181,852	198,459
OPERATING EXPENSES
Office operating expenses	69,822	72,277
Studio operating expenses	31,709	40,981
General and administrative	12,575	18,483
Depreciation and amortization	80,722	93,085
Total operating expenses	194,828	224,826
OTHER (EXPENSES) INCOME
Loss from unconsolidated real estate entities	(437)	(1,254)
Fee income	1,107	1,359
Interest expense	(37,994)	(43,505)
Interest income	1,649	435
Management services reimbursement income—unconsolidated real estate entities	1,124	975
Management services expense—unconsolidated real estate entities	(1,124)	(975)
Transaction-related expenses	(101)	—
Unrealized loss on non-real estate investments	(1,962)	(449)
Gain on sale of real estate, net	—	10,023
Impairment loss	—	(18,476)
Loss on extinguishment of debt	—	(1,858)
Other income	158	8
Total other expenses	(37,580)	(53,717)
Loss before income tax provision	(50,556)	(80,084)
Income tax provision	(348)	(194)
Net loss	(50,904)	(80,278)
Net loss attributable to non-controlling interest in consolidated real estate entities	1,610	7,467
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	701	902
Net loss attributable to Hudson Pacific Properties, L.P.	(48,593)	(71,909)
Net income attributable to Series A preferred units	(44)	(146)
Net income attributable to Series C preferred units	(5,047)	(5,047)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(53,684)	$(77,102)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(0.82)	$(3.69)
Net loss attributable to common unitholders—diluted	$(0.82)	$(3.69)
Weighted average shares of common units outstanding—basic	65,563,988	20,916,866
Weighted average shares of common units outstanding—diluted	65,563,988	20,916,866

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(50,904)	$(80,278)
Currency translation adjustments	(3,690)	3,539
Net unrealized gains (losses) on derivative instruments:
Unrealized gains (losses)	2,112	(1,009)
Reclassification adjustment for realized gains	(240)	(1,066)
Total net unrealized gains (losses) on derivative instruments	1,872	(2,075)
Total other comprehensive (loss) income	(1,818)	1,464
Comprehensive loss	(52,722)	(78,814)
Comprehensive income attributable to Series A preferred units	(44)	(146)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,047)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	1,608	7,440
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	701	902
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(55,504)	$(75,665)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
For the three months ended March 31, 2026
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Loss	Total Partners’ Capital		Total Capital
Balance, December 31, 2025	$425,000	54,933,015	$2,660,648	$(1,928)	$3,083,720	$67,869	$3,151,589
Contributions	—	—	—	—	—	2,597	2,597
Distributions	—	—	—	—	—	(3,955)	(3,955)
Transaction costs	—	—	(82)	—	(82)	—	(82)
Issuance of common units	—	523,549	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(5,426)	(78)	—	(78)	—	(78)
Declared distributions	(5,047)	—	(557)	—	(5,604)	—	(5,604)
Amortization of unit-based compensation	—	—	2,224	—	2,224	—	2,224
Net income (loss)	5,047	—	(53,684)	—	(48,637)	(1,610)	(50,247)
Other comprehensive (loss) income	—	—	—	(1,820)	(1,820)	2	(1,818)
Balance, March 31, 2026	$425,000	55,451,138	$2,608,471	$(3,748)	$3,029,723	$64,903	$3,094,626

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital		Total Capital
Balance, December 31, 2024	$425,000	20,724,979	$2,532,898	$(8,713)	$2,949,185	$169,452	$3,118,637
Contributions	—	—	—	—	—	2,989	2,989
Distributions	—	—	—	—	—	(4,789)	(4,789)
Issuance of common units	—	207,770	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(9,239)	(195)	—	(195)	—	(195)
Declared distributions	(5,047)	—	(353)	—	(5,400)	—	(5,400)
Amortization of unit-based compensation	—	—	5,201	—	5,201	—	5,201
Net income (loss)	5,047	—	(77,102)	—	(72,055)	(7,467)	(79,522)
Other comprehensive income	—	—	—	1,437	1,437	27	1,464
Balance, March 31, 2025	$425,000	20,923,510	$2,460,449	$(7,276)	$2,878,173	$160,212	$3,038,385

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(50,904)	$(80,278)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,722	93,085
Non-cash interest expense	1,492	4,458
Amortization of share/unit-based compensation	1,941	5,140
Straight-line rents	(4,963)	(92)
Straight-line rent expenses	1,266	731
Amortization of above- and below-market leases, net	(1,004)	(866)
Amortization of above- and below-market ground leases, net	641	651
Amortization of lease incentive costs	2,813	667
Loss from unconsolidated real estate entities	437	1,254
Unrealized loss on non-real estate investments	1,962	449
Loss on sale of non-real estate property, plant and equipment	264	—
Loss on extinguishment of debt	—	1,858
Gain on sale of real estate, net	—	(10,023)
Impairment loss	—	18,476
Deferred tax benefit	—	(7)
Change in operating assets and liabilities:
Accounts receivable	802	2,989
Deferred leasing costs and lease intangibles	(22,652)	(12,307)
Prepaid expenses and other assets	8,459	895
Accounts payable, accrued liabilities and other	16,307	14,700
Security deposits, prepaid rent and other	6,709	(11,244)
Net cash provided by operating activities	44,292	30,536
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	—	63,233
Additions to investment in real estate	(24,405)	(37,140)
Contributions to unconsolidated real estate entities	(5,775)	(4,487)
Distributions from unconsolidated real estate entities	407	378
Additions to non-real estate property, plant and equipment	(3,952)	(4,736)
Contributions to non-real estate investments	(589)	(1,303)
Net cash (used in) provided by investing activities	(34,314)	15,945
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	—	494,000
Payments of unsecured and secured debt	(2,500)	(484,705)
Payments of loan costs	—	(12,065)
Transaction costs	(82)	—
Redemption of series A preferred units	—	(1,421)
Distributions paid to common unitholders	(557)	(353)
Distributions paid to preferred unitholders	(5,091)	(5,193)
Contributions from non-controlling members in consolidated real estate entities	2,597	2,989
Distributions to non-controlling members in consolidated real estate entities	(3,955)	(4,789)
Payments to satisfy tax withholding obligations	(78)	(195)
Net cash used in financing activities	(9,666)	(11,732)
Net increase in cash and cash equivalents and restricted cash	312	34,749
Cash and cash equivalents and restricted cash—beginning of period	162,128	99,177
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$162,440	$133,926

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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of March 31, 2026:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	40	12,393,845
Studio	3	1,229,910
Future development	4	1,544,865
Total consolidated portfolio	47	15,168,620
Unconsolidated portfolio(1)
Office(2)	1	1,551,051
Studio(3)	2	475,084
Future development(4)	2	1,617,347
Total unconsolidated portfolio	5	3,643,482
TOTAL	52	18,812,102
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

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements in the 2025 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. and the notes thereto.

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

As of March 31, 2026, the Company has determined that its operating partnership and 18 joint ventures met the definition of a VIE. 10 of these joint ventures are consolidated and eight are unconsolidated.

Consolidated Joint Ventures

As of March 31, 2026, the operating partnership has determined that 10 of its joint ventures met the definition of a VIE and are consolidated:

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

As of March 31, 2026 and December 31, 2025, the Company has determined that its operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Unconsolidated Joint Ventures

As of March 31, 2026, the Company has determined it is not the primary beneficiary of eight of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. Refer to Note 5 for further details regarding our investments in unconsolidated joint ventures.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

In the third quarter of 2025, a cash sweep for Sunset Glenoaks Studios commenced in accordance with the terms of the agreement for the loan secured by the property. As a result, the Company updated its VIE assessment of Sun Valley Peoria, LLC, the owner of Sunset Glenoaks Studios, and Sun Valley Services, LLC, the related TRS, and concluded that it is no longer the VIEs’ primary beneficiary as it does not have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Therefore, the VIEs are no longer consolidated and are now accounted for using the equity method of accounting as the Company determined that it continues to have significant influence over the entities.

Revenue from Contracts with Customers

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Ancillary revenues	$17,915	$18,556
Other revenues	$4,308	$7,354
Studio-related tenant recoveries	$604	$504
Management fee income	$1,107	$1,359
Management services reimbursement income	$1,124	$975

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	March 31, 2026	December 31, 2025
Ancillary revenues	$6,972	$5,609
Other revenues	$1,164	$961
Studio-related tenant recoveries	$82	$258

Goodwill

As of March 31, 2026 and December 31, 2025, the carrying value of goodwill was $8.8 million. No impairment was recorded during the three months ended March 31, 2026 and 2025.

Recently Issued Accounting Pronouncements

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

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	March 31, 2026	December 31, 2025
Land	$1,116,786	$1,116,786
Building and improvements	5,977,063	5,912,087
Tenant improvements	717,473	694,713
Furniture and fixtures	5,141	5,210
Property under development	15,054	64,503
INVESTMENT IN REAL ESTATE, AT COST	$7,831,517	$7,793,299

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the three months ended March 31, 2026.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

Dispositions of Real Estate

The Company had no dispositions of real estate during the three months ended March 31, 2026.

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

Impairment of Long-Lived Assets

The Company had no impairments of real estate during the three months ended March 31, 2026.

During the three months ended March 31, 2025, the Company recorded an impairment charge of $18.4 million related to the real estate assets of its 625 Second office property. The impairment charge reflected a shortened expected holding period for the property and a reduction in the carrying value of the property to the estimated fair value based on the contractual sales price, which is considered a Level 2 measurement. The impairment charge is recorded within impairment loss on the Consolidated Statements of Operations.

4. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	March 31, 2026	December 31, 2025
Trailers	$37,364	$36,834
Production equipment	43,218	43,325
Trucks and other vehicles	19,213	17,195
Leasehold improvements	33,909	31,030
Furniture, fixtures and equipment	1,263	1,704
Other equipment	9,944	12,522
Non-real estate property, plant and equipment, at cost	144,911	142,610
Accumulated depreciation	(71,885)	(70,213)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$73,026	$72,397

The Company did not recognize any impairment charges for non-real estate property, plant and equipment during the three months ended March 31, 2026 and 2025.

5. Investment in Unconsolidated Real Estate Entities

The following table summarizes the Company’s investments in unconsolidated joint ventures:

Property	Property Type	Submarket	Ownership Interest	Functional Currency
Sunset Waltham Cross Studios	Future Development	Broxbourne, United Kingdom	35%	Pound sterling	(1)
Bentall Centre	Operating Property	Downtown Vancouver	20%	Canadian dollar	(2)(3)
Sunset Pier 94 Studios	Operating Property	Manhattan	51%	U.S. dollar	(4)
Sunset Glenoaks Studios	Operating Property	Sun Valley	50%	U.S. dollar	(2)(5)
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
3.The Company has provided a recourse carve-out guarantee on the joint venture’s outstanding indebtedness in the amount of $94.8 million. The likelihood of loss relating to the guarantee is remote as of March 31, 2026.
4.The Company owns 51% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns the Sunset Pier 94 Studios development. The Company’s resulting economic interest in the development is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a recourse carve-out guarantee in the amount of $39.8 million, a completion guarantee and a guarantee of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of March 31, 2026.
5.The Company owns 50% of the ownership interests in the joint venture entity that owns Sunset Glenoaks Studios and the related TRS. The Company has provided a recourse carve-out guarantee on the joint venture’s outstanding indebtedness in the amount of $52.1 million. The likelihood of loss relating to the guarantee is remote as of March 31, 2026.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.4 million and $0.1 million as of March 31, 2026 and December 31, 2025, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	March 31, 2026	December 31, 2025
ASSETS
Investment in real estate, net	$1,198,558	$1,216,273
Other assets	66,018	62,998
TOTAL ASSETS	$1,264,576	$1,279,271

LIABILITIES
Secured debt, net	$576,710	$583,173
Other liabilities	53,103	58,700
TOTAL LIABILITIES	629,813	641,873

Company’s capital(1)	182,908	184,912
Partners’ capital	451,855	452,486
TOTAL CAPITAL	634,763	637,398

TOTAL LIABILITIES AND CAPITAL	$1,264,576	$1,279,271
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the loss from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended March 31,
	2026	2025(1)
TOTAL REVENUES	$19,078	$15,680

TOTAL EXPENSES	23,347	21,697

NET LOSS	$(4,269)	$(6,017)
__________________
1.The results of Sunset Glenoaks Studios are excluded for the three months ended March 31, 2025, as the entity was accounted for as a consolidated joint venture during that period.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	March 31, 2026	December 31, 2025
Deferred leasing costs and in-place lease intangibles	$237,773	$235,693
Accumulated amortization	(115,894)	(113,541)
Deferred leasing costs and in-place lease intangibles, net	121,879	122,152
Lease incentives	130,733	126,607
Accumulated amortization	(10,086)	(7,384)
Lease incentives, net	120,647	119,223
Below-market ground leases	74,930	74,930
Accumulated amortization	(24,829)	(24,188)
Below-market ground leases, net	50,101	50,742
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$307,900	$307,390

Below-market leases	$39,268	$39,268
Accumulated amortization	(22,500)	(21,496)
INTANGIBLE LIABILITIES, NET	$16,768	$17,772

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended March 31,
	2026	2025
Deferred leasing costs and in-place lease intangibles(1)	$(7,810)	$(8,848)
Lease incentives(2)	$(2,701)	$(624)
Below-market ground leases(3)	$(641)	$(651)
Above-market leases(2)	$—	$(165)
Customer relationships(1)	$—	$(3,503)
Non-competition agreements(1)	$—	$(1,814)
Below-market leases(2)	$1,004	$1,031
__________________
1.Amortization is recorded in depreciation and amortization expenses on the Consolidated Statements of Operations.
2.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.
3.Amortization is recorded in office and studio operating expenses on the Consolidated Statements of Operations.

During the three months ended March 31, 2025, the Company recorded a $0.1 million impairment charge related to the deferred leasing costs and intangible assets of the 625 Second office property. See Note 3 for details. The impairment charge is recorded within impairment loss on the Consolidated Statement of Operations.

7. Accounts Receivable

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to receivables are discussed in the Company’s 2025 Annual Report on Form 10-K.

Accounts Receivable

As of March 31, 2026, accounts receivable was $14.7 million and there was a $0.6 million allowance for doubtful accounts. As of December 31, 2025, accounts receivable was $15.2 million and there was a $0.3 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of March 31, 2026, straight-line rent receivables was $200.4 million and there was no allowance for doubtful accounts. As of December 31, 2025, straight-line rent receivables was $195.4 million and there was no allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

8. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	March 31, 2026	December 31, 2025
Non-real estate investments	$46,321	$47,693
Interest rate derivative assets	1,270	3,360
Prepaid insurance	1,662	8,338
Deferred financing costs, net	4,389	4,667
Prepaid property tax	1,079	2,159
Other	22,414	20,390
PREPAID EXPENSES AND OTHER ASSETS, NET	$77,135	$86,607

Non-Real Estate Investments

The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. During the three months ended March 31, 2026 and 2025, the Company recognized unrealized losses of $2.0 million and $0.4 million, respectively, on its non-real estate investments due to the observable changes in fair value. As of March 31, 2026, the cumulative unrealized gain on the investments is $1.8 million.

9. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	March 31, 2026	December 31, 2025	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$—	$—	SOFR + 1.15% to 1.60%	12/31/2029	(5)
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	1,650,000	1,650,000

Secured debt
Hollywood Media Portfolio CMBS(7)(8)	1,100,000	1,100,000	SOFR + 1.10%	8/9/2026
Acquired Hollywood Media Portfolio CMBS debt	(30,233)	(30,233)	SOFR + 2.11%	8/9/2026
Hollywood Media Portfolio CMBS, net(9)(10)	1,069,767	1,069,767
1918 Eighth CMBS(8)	285,000	285,000	6.16%	9/11/2030
Hill7 CMBS(11)	101,000	101,000	3.38%	11/6/2028
Office Portfolio CMBS(12)(13)	259,583	262,083	SOFR + 4.15%	4/9/2030	(14)
Total secured debt	1,715,350	1,717,850
Total unsecured and secured debt	3,365,350	3,367,850
Unamortized deferred financing costs/loan discounts(15)	(15,225)	(16,392)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,350,125	$3,351,458

JOINT VENTURE PARTNER DEBT(16)	$66,136	$66,136	4.50%	10/9/2032	(17)

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of March 31, 2026, which may be different than the interest rates as of December 31, 2025 for the corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% or 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of March 31, 2026, no such election had been made.
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
10.The floating interest rate on $539.0 million of principal has been capped at 4.95% through the use of an interest rate cap. The floating interest rate on $351.2 million of principal is effectively fixed at 3.31% through the use of an interest rate swap. The floating interest rate on $179.6 million of principal is effectively fixed at 4.13% through the use of an interest rate swap.
11.This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
12.This loan is secured by five office properties: 11601 Wilshire, 5th & Bell, 450 Alaskan, 1740 Technology and 275 Brannan.
13.The loan requires monthly payments of principal and interest. The floating interest rate on $250.0 million of principal has been effectively fixed at 3.41% through the use of an interest rate swap. The floating interest rate on $8.8 million of principal is effectively fixed at 3.35% through the use of an interest rate cap.
14.Includes the option to extend the initial maturity date of April 9, 2027 three times for an additional one-year term each, permitting certain financial and other covenants are met.
15.Excludes deferred financing costs related to the Company’s unsecured revolving credit facility, which are reflected in prepaid expenses and other assets, net on the Consolidated Balance Sheets. Refer to Note 8 for details.
16.This amount relates to debt attributable to PIMCO Prime Real Estate (“PIMCO”, formerly known as Allianz U.S. Private REIT LP), the Company’s partner in the joint venture that owns the Ferry Building property.
17.Includes the option to extend the initial maturity date of October 9, 2028 twice for additional two-year terms each, permitting certain financial covenants are met.

Current Year Activity

During the three months ended March 31, 2026, there were no repayments or borrowings on the unsecured revolving credit facility. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the Company’s future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of March 31, 2026:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2026	$1,079,767	$—
2027	410,000	—
2028	461,000	—
2029	510,000	—
2030	904,583	—
Thereafter	—	66,136
TOTAL	$3,365,350	$66,136

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

The following table summarizes existing covenants and their covenant levels as of March 31, 2026 related to our unsecured revolving credit facility and term loans:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	43.2%
Unsecured indebtedness to unencumbered asset value	≤ 60%	37.3%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.6x
Secured indebtedness to total asset value	≤ 45%	23.1%
Unencumbered NOI to unsecured interest expense	≥ 1.75x	2.2x
Minimum liquidity coverage	> $125MM	Yes

The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of March 31, 2026:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	39.5%
Total unencumbered assets to unsecured debt	≥ 150%	311.6%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	2.0x
Secured debt to total assets	≤ 40%	20.9%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of March 31, 2026.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of March 31, 2026.

Interest Expense

The following table represents a reconciliation from gross interest expense to interest expense on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025
Gross interest expense(1)	$42,185	$49,127
Capitalized interest	(5,683)	(10,080)
Non-cash interest expense(2)	1,492	4,458
INTEREST EXPENSE	$37,994	$43,505
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

The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of March 31, 2026 and December 31, 2025:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Type of Instrument	Accounting Policy(1)	Notional Amount	Effective Date	Maturity Date	Interest Rate	March 31, 2026	December 31, 2025
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$351,186	August 2023	June 2026	3.31%	262	430
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	(304)	(660)
Hollywood Media Portfolio CMBS	Cap	Partial cash flow hedge(2)	$1,100,000	August 2025	August 2026	4.95%	4	—
Hollywood Media Portfolio CMBS	Sold cap(3)	Mark-to-market	$561,000	August 2025	August 2026	4.95%	(2)	—
Office Portfolio CMBS	Cap	Mark-to-market	$475,000	March 2025	April 2027	4.96%	102	14
Office Portfolio CMBS	Sold cap(3)	Mark-to-market	$475,000	March 2025	April 2027	4.96%	(101)	(14)
Office Portfolio CMBS(4)	Cap	Cash flow hedge	$8,750	December 2025	February 2027	3.35%	14	15
Office Portfolio CMBS(5)	Swap	Cash flow hedge	$250,000	December 2025	April 2029	3.41%	888	(732)
N/A	Corridor	Mark-to-market	$425,000	January 2026	March 2026	0.53% - 3.35%	—	2,901
TOTAL							$863	$1,954
__________________
1.Accounting policy elections are as of March 31, 2026, which may be different than the policy elections as of December 31, 2025 for the corresponding instrument.
2.$539,000 of the notional amount of the Hollywood Media Portfolio CMBS cap has been designated as an effective cash flow hedge for accounting purposes. The remainder is accounted for under mark-to-market accounting.
3.The sold caps serve to offset the changes in fair value of the portion of the Hollywood Media Portfolio CMBS cap that is not designated as a cash flow hedge for accounting purposes and the change in fair value of the full Office Portfolio CMBS cap, which is not designated as a cash flow hedge for accounting purposes.
4.The notional amount decreases on a monthly basis to follow the amortization of the underlying debt instrument.
5.The notional amount will decrease on a monthly basis to follow the amortization of the underlying debt instrument commencing in February 2027.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of March 31, 2026, the Company expects $0.3 million of unrealized gain included in accumulated other comprehensive loss will be reclassified as a reduction to interest expense in the next 12 months.

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

The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a TRS for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. During the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $0.3 million and $0.2 million, respectively.

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is recognized when it is determined that it is more likely than not that a deferred tax asset will not be realized. Considering all available evidence, the realizability of the Company’s deferred tax assets is not reasonably assured; therefore, the Company has recorded a valuation allowance against substantially all of its deferred tax assets as of March 31, 2026 and December 31, 2025. As additional evidence to support the realizability of the deferred tax assets becomes available, the Company may reverse the valuation allowance.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of March 31, 2026, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2021. The Company has assessed its tax positions for all open years, which as of March 31, 2026 included 2022 to 2024 for federal purposes and 2021 to 2024 for state purposes, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2026 to 2045.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of March 31, 2026:

Year	Amount
Remaining 2026	$376,985
2027	441,450
2028	377,178
2029	307,289
2030	254,375
Thereafter	694,462
TOTAL	$2,451,739

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 10 ground leases, six sound stage leases, four office leases and 16 other leases as of March 31, 2026. The weighted average remaining lease term was 22 years as of March 31, 2026. The weighted average incremental borrowing rate used to calculate the right-of-use (“ROU”) assets and lease liabilities was 5.7% as of March 31, 2026. The Company’s operating lease obligations have expiration dates ranging from 2026 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

As of March 31, 2026, the present value of the remaining contractual payments of $623.0 million under the Company’s operating lease agreements was $339.8 million. The corresponding operating lease ROU assets amounted to $327.9 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of March 31, 2026:

Year	Lease Payments(1)
Remaining 2026	$26,771
2027	35,046
2028	34,442
2029	33,157
2030	30,540
Thereafter	463,072
Total operating lease payments	623,028
Less: interest portion	(283,213)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$339,815
__________________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended March 31,
	2026	2025
Variable rental expense	$2,521	$995
Minimum rental expense	$10,097	$17,148

13. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$1,270	$—	$1,270	$—	$3,360	$—	$3,360
Interest rate derivative liabilities(2)	$—	$(407)	$—	$(407)	$—	$(1,406)	$—	$(1,406)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$46,321	$—	$—	$—	$47,693
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below represents the carrying value and fair value of the Company’s debt as of:

	March 31, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$1,650,000	$1,457,221	$1,650,000	$1,520,998
Secured debt(1)	$1,715,350	$1,713,135	$1,717,850	$1,715,298
Consolidated joint venture partner debt	$66,136	$62,961	$66,136	$62,390
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

14. Share/Unit-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of March 31, 2026, 0.9 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $5.91.

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

The Board awards time-based restricted shares, time-based cash settled restricted shares, or time-based operating partnership performance units to certain employees on an annual basis as part of the employees’ annual compensation. These time-based awards are generally issued in the first or fourth quarter and vest in equal annual installments over the applicable service vesting period, which is generally three years. Additionally, certain awards are subject to a mandatory holding period upon vesting if the grantee is an executive officer.

For 2023, the compensation committee of the Board (“Compensation Committee”) adopted an annual Hudson Pacific Properties, Inc. Performance Stock Unit Plan (“PSU Plan”). Under the PSU Plan, the Compensation Committee awards restricted stock units or performance units in the operating partnership to certain employees. The 2023 PSU Plan grants contain Operational Performance Units, which are eligible to vest based on the achievement of operational metrics over a one-year performance period and vest over three years. The number of Operational Performance Units that becomes eligible to vest based on the achievement of operational performance metrics may be adjusted based on the Company’s achievement of the Company’s Relative Total Shareholder Return (“TSR”) compared to the TSR of the FTSE NAREIT All Equity REITs index over a three-year performance period. Certain of the awards granted under the PSU Plan are subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

For 2024, the Compensation Committee adopted an annual equity award program for its top three executive officers consisting of a grant of time-based operating partnership performance units and a grant of market-based operating partnership performance units. The time-based awards were to vest in equal annual installments over the applicable service vesting period, which was five years. The market-based awards were to vest upon satisfaction of both the performance and service-based requirements. In June 2025, the top three executive officers agreed to a cancellation of their 2024 performance unit equity awards, which resulted in the accelerated recognition of the remaining unamortized compensation expense of $14.3 million during the second quarter of 2025, which was recorded in general and administrative on the Consolidated Statement of Operations.

The Compensation Committee did not adopt a performance-based equity award program for 2025.

For 2026, the Compensation Committee adopted an annual equity award program for five of its executive officers consisting of a grant of time-based operating partnership performance units and a grant of market-based operating partnership performance units. The time-based awards will vest in equal annual installments over the applicable service vesting period, which is three years. The market-based awards will vest upon satisfaction of both the performance and service-based requirements. The quantity earned is based on the achievement of relative total shareholder return goals over the three-year performance period commencing January 1, 2026 and ending December 31, 2028. The awards will satisfy the service-based requirement subject to the executives’ continued service with the Company through December 31, 2028. The awards are also subject to a two-year post-vesting restriction period, during which any awards earned may not be sold or transferred.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table presents the classification and amount recognized for share/unit-based compensation related to the Company’s awards:

	Three Months Ended March 31,
	2026	2025
Expensed share/unit-based compensation(1)	$1,941	$5,140
Capitalized share/unit-based compensation(2)	206	413
TOTAL SHARE/UNIT-BASED COMPENSATION(3)	$2,147	$5,553
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

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2026 and 2025, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended March 31,
	2026	2025
Numerator:
Basic and diluted net loss available to common stockholders	$(53,131)	$(74,708)
Denominator:
Basic weighted average common shares outstanding(1)	64,462,033	20,198,072
Effect of dilutive instruments(2)	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	64,462,033	20,198,072
Basic earnings per common share	$(0.82)	$(3.70)
Diluted earnings per common share	$(0.82)	$(3.70)

__________________
1.Basic weighted average common shares outstanding includes common shares issuable upon the exercise of pre-funded warrants in the amount of 10,223,269 for the three months ended March 31, 2026. The warrants are exercisable at any time for nominal consideration.
2.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three months ended March 31, 2026 and 2025, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended March 31,
	2026	2025
Numerator:
Basic and diluted net loss available to common unitholders	$(53,684)	$(77,102)
Denominator:
Basic weighted average common units outstanding(1)	65,563,988	20,916,866
Effect of dilutive instruments(2)	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	65,563,988	20,916,866
Basic earnings per common unit	$(0.82)	$(3.69)
Diluted earnings per common unit	$(0.82)	$(3.69)
__________________
1.Basic weighted average common units outstanding includes common units issuable upon the exercise of pre-funded warrants in the amount of 10,223,269 for the three months ended March 31, 2026. The warrants are exercisable at any time for nominal consideration.
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

16. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of March 31, 2026 and December 31, 2025, there were 111,777 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company. These Series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit. The units are convertible at the option of the holder into common units or redeemable for cash or, at the Company’s election, exchangeable for registered shares of common stock.

Redeemable Non-controlling Interest in Consolidated Real Estate Entities

On October 9, 2018, the Company entered into a joint venture with PIMCO (formerly known as Allianz U.S. Private REIT LP) to purchase the Ferry Building property. The Company has a 55% interest in the joint venture that owns the Ferry Building property. The Company has a put right, if certain events occur, to sell its interest at fair market value. PIMCO has a put right, if certain events occur, to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. The put right is not currently redeemable.

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended March 31, 2026
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities
BEGINNING OF PERIOD	$2,795	$50,581
Declared dividend	(44)	—
Net income (loss)	44	(701)
END OF PERIOD	$2,795	$49,880

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2025	$(1,554)	$(306)	$(1,860)
Unrealized gain (loss) recognized in AOCI	2,038	(3,565)	(1,527)
Reclassification from AOCI into income(1)	(232)	—	(232)
Net change in AOCI	1,806	(3,565)	(1,759)
BALANCE AT MARCH 31, 2026	$252	$(3,871)	$(3,619)
__________________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2025	$(1,646)	$(282)	$(1,928)
Unrealized gain (loss) recognized in AOCI	2,110	(3,690)	(1,580)
Reclassification from AOCI into income(1)	(240)	—	(240)
Net change in AOCI	1,870	(3,690)	(1,820)
BALANCE AT MARCH 31, 2026	$224	$(3,972)	$(3,748)
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
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	March 31, 2026	December 31, 2025
Company-owned common units in the operating partnership	54,242,024	54,227,096
Company’s ownership interest percentage	97.8%	98.7%
Non-controlling common units in the operating partnership(1)	1,209,114	705,919
Non-controlling ownership interest percentage	2.2%	1.3%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of March 31, 2026, this amount represents both common units and performance units of 58,076 and 1,151,038, respectively. As of December 31, 2025, this amount represents both common units and performance units of 58,076 and 647,843, respectively.

Common Stock Activity

The Company did not complete any common stock offerings during the three months ended March 31, 2026.

The Company’s has an at-the-market (“ATM”) program that permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three months ended March 31, 2026. A cumulative total of $65.8 million has been sold as of March 31, 2026.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. The Company did not utilize the share repurchase program during the three months ended March 31, 2026. Since commencement of the program through March 31, 2026, a cumulative total of $214.7 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

	Three Months Ended March 31,
	2026	2025
Common stock(1)	$—	$—
Common units and vested performance units(1)	$—	$—
Series A preferred units	$0.3906	$0.3906
Series C preferred stock	$0.296875	$0.296875

Unvested performance units(1)(2)	$—	$—
Payment date	March 30, 2026	March 31, 2025
Record date	March 20, 2026	March 21, 2025
_________________
1.The Company suspended its quarterly common stock dividend during the first quarter of 2026 and 2025. As a result, the common unit and performance unit dividends were also suspended.
2.Performance-based units are entitled to dividends equal to the common stock dividends declared by the Company. During their vesting period, unvested performance-based units receive 10% of the declared dividend, with the remainder payable as soon as practicable after the vesting date. During the three months ended March 31, 2026, the Company paid $0.6 million of accrued dividends related to the performance units that vested on December 31, 2025.

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

The President, Chief Financial Officer and Chief Operating Officer, collectively, are the Company’s Chief Operating Decision-Maker (“CODM”). They evaluate performance and allocate resources based on net operating income because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the segment level and presenting it on an unlevered basis.

Asset information by segment is not reported because the Company does not use this measure to assess performance or make decisions to allocate resources; therefore, depreciation and amortization expense is not allocated among segments. Segment assets consist of investment in real estate, non-real estate property, plant and equipment, net, accounts receivable, net, straight-line rent receivables, net, deferred leasing costs and intangible assets, net, operating lease ROU assets and goodwill. Non-segment assets consist of assets in the Company’s corporate non-segment assets, including cash and cash equivalents, restricted cash, prepaid expenses and other assets, net, investment in unconsolidated real estate entities and assets associated with real estate held for sale. Reportable segment asset information is not provided to the CODM as the CODM do not use segment asset information to evaluate the business and allocate resources.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended March 31,
	2026	2025
Office segment
Core office revenues	$145,864	$162,168
Core office expenses
Utilities	(6,086)	(6,065)
Taxes	(15,607)	(16,973)
Administrative	(7,402)	(7,590)
Insurance	(5,213)	(6,664)
Other segment expenses(1)	(32,704)	(31,942)
Total core office expenses	(67,012)	(69,234)
Office net operating income	78,852	92,934
Studio segment
Studio revenues	33,178	33,248
Studio expenses
Rent expense & real estate taxes	(7,183)	(13,761)
Cost of goods sold	(6,005)	(4,804)
Other segment expenses(2)	(18,521)	(22,416)
Total studio expenses	(31,709)	(40,981)
Studio net operating income	1,469	(7,733)
TOTAL SEGMENT PROFIT	$80,321	$85,201
_________________
1.Includes ground lease rent, cleaning, parking, engineering, security, mechanical, electrical & plumbing and repairs & maintenance expenses.
2.Includes administrative, utilities, security, cleaning, engineering and repairs & maintenance expenses.

The table below presents the reconciliation of segment revenue to consolidated revenue:

	Three Months Ended March 31,
	2026	2025
Office segment
Core office revenues	$145,864	$162,168
Chargebacks	2,810	3,043
Total office revenues	148,674	165,211
Studio segment
Total studio revenues	33,178	33,248
Total revenues	$181,852	$198,459

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below reconciles net loss to total profit from all segments:

	Three Months Ended March 31,
	2026	2025
NET LOSS	$(50,904)	$(80,278)
General and administrative	12,575	18,483
Depreciation and amortization	80,722	93,085
Loss from unconsolidated real estate entities	437	1,254
Fee income	(1,107)	(1,359)
Interest expense	37,994	43,505
Interest income	(1,649)	(435)
Management services reimbursement income—unconsolidated real estate entities	(1,124)	(975)
Management services expense—unconsolidated real estate entities	1,124	975
Transaction-related expenses	101	—
Unrealized loss on non-real estate investments	1,962	449
Gain on sale of real estate, net	—	(10,023)
Impairment loss	—	18,476
Loss on extinguishment of debt	—	1,858
Other income	(158)	(8)
Income tax provision	348	194
TOTAL PROFIT FROM ALL SEGMENTS	$80,321	$85,201

19. Related Party Transactions

Employment Agreements

The Company entered into employment agreements with certain of its executive officers, which became effective January 1, 2025, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three months ended March 31, 2026 and 2025, the Company recognized $1.1 million and $1.0 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statements of Operations.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of March 31, 2026, the Company’s ROU assets and lease liabilities related to these lease obligations were $3.9 million and $4.1 million, respectively, as compared to ROU assets and lease liabilities of $4.2 million and $4.4 million, respectively, as of December 31, 2025. During the three months ended March 31, 2026 and 2025, the Company recognized $0.3 million of related rental expense related to these leases in management services expense—unconsolidated real estate entities on the Consolidated Statements of Operations.

20. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of March 31, 2026, the Company has contributed $43.0 million to these funds, net of distributions, with $8.0 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of March 31, 2026, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of March 31, 2026, the Company had $2.0 million in outstanding letters of credit under the unsecured revolving credit facility, the majority of which was related to the completion guarantee associated with the Sunset Pier 94 Studios development. Additionally, the Company had $6.3 million in outstanding letters of credit related to tenant improvement obligations for the properties securing the Office Portfolio CMBS loan.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of March 31, 2026, the Company had $106.4 million in related commitments.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Three Months Ended March 31,
	2026	2025
Cash paid for interest, net of capitalized interest	$27,961	$41,418
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$121,739	$69,013
Operating lease liability remeasurements	$—	$5,729

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc and Hudson Pacific Properties, L.P.:

	Three Months Ended March 31,
	2026	2025
BEGINNING OF PERIOD
Cash and cash equivalents	$138,358	$63,256
Restricted cash	23,770	35,921
TOTAL	$162,128	$99,177

END OF PERIOD
Cash and cash equivalents	$138,008	$86,474
Restricted cash	24,432	47,452
TOTAL	$162,440	$133,926

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at March 31, 2026, our portfolio of owned real estate included office properties comprising approximately 13.9 million square feet, studio properties comprising approximately 45 sound stages and 1.7 million square feet and land properties comprising approximately 3.7 million square feet of undeveloped density rights. Our production services assets include vehicles, lighting and grip, production supplies and other equipment and the lease rights to 20 sound stages.

The following table summarizes our consolidated and unconsolidated portfolio as of March 31, 2026:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	37	11,372,298	75.9%	76.2%	$57.22
Non-same store	1	1,532,492	92.3	94.3	30.24
Total in-service office	38	12,904,790	77.8%	78.4%	$53.42
STUDIO
Same-store(5)	3	1,204,666	84.5%	84.5%	$46.15
Non-same store(6)	2	475,084	25.3	25.3	44.71
Total in-service studio	5	1,679,750	67.7%	67.7%	$46.25
Total	43	14,584,540
Repositioning(7)	2	519,350	0.2%	0.2%	$—
Development(8)	1	546,000	0.5	0.5	—
Held-for-sale	0	0	—	—	—
Total repositioning, development and held-for-sale	3	1,065,350	0.3%	0.3%	$—
Total office and studio properties	46	15,649,890
Future development(9)	6	3,162,212
TOTAL	52	18,812,102
__________________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of March 31, 2026, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended March 31, 2026, divided by (ii) total square feet, expressed as a percentage. Percent occupied/leased for studio properties is calculated based on the average percent occupied during the three months ended March 31, 2026.
3.Annualized base rent (“ABR”) per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of March 31, 2026 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of March 31, 2026. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of March 31, 2026. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of March 31, 2026. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended March 31, 2026, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of March 31, 2026.
4.Same-store office for the three months ended March 31, 2026 defined as all properties owned and included in our stabilized office portfolio as of January 1, 2025 and still owned and included in the stabilized office portfolio as of March 31, 2026.
5.Includes studio properties owned and included in our portfolio as of January 1, 2025 and still owned and included in our portfolio as of March 31, 2026.
6.Includes 231,784 square feet related to recently completed development Sunset Pier 94 studios and 243,300 square feet related to Sunset Glenoaks Studios.

7.Refer to Repositioning table in this document for the office and studio projects under repositioning as of March 31, 2026.
8.Includes 546,000 square feet related to the office development Washington 1000.
9.Includes entitlement to develop up to 428,623 square feet (508 residential units) at 10900-10950 Washington.

The following table provides information regarding the 15 largest tenants in our office portfolio based on HPP’s share of annualized base rent as of March 31, 2026:

	Tenant	# of Properties	Lease Expiration	Total Occupied Square Feet		HPP’s Share
						Annualized Base Rent(1)	Percent of Annualized Base Rent
1	Google, Inc.	3	2028-2029	458,054	(2)	$40,204,174	9.0%
2	Netflix, Inc.	3	9/30/31	722,305	(3)	27,353,579	6.1
3	Amazon	2	2030-2031	850,964	(4)	24,733,556	5.5
4	City and County of San Francisco	2	2033-2067	429,595	(5)	17,769,342	4.0
5	Nutanix, Inc.	2	2030	229,755	(6)	12,653,291	2.8
6	Salesforce.com	1	2027-2028	176,400	(7)	10,746,119	2.4
7	Dell EMC Corporation	2	2026-2032	130,021	(8)	9,354,339	2.1
8	Coupa Software Incorporated	1	11/30/33	100,654		8,077,212	1.8
9	Weil, Gotshal & Manges LLP	1	2026-2038	89,249	(9)	6,924,439	1.5
10	X.AI Corp.	1	10/31/31	105,536		6,838,733	1.5
11	PayPal, Inc.	1	7/17/26	131,701	(10)	6,549,823	1.5
12	Glu Mobile, Inc.	1	11/30/27	61,381		5,637,567	1.3
13	Redfin Corporation	2	2026-2027	115,968	(11)	5,135,569	1.1
14	Rivian Automotive, Inc.	1	4/30/28	55,805		4,980,956	1.1
15	Covington & Burling LLP	1	8/31/28	40,779		4,483,680	1.0
	TOTAL			3,698,167		$191,442,379	42.7%
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of March 31, 2026, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of March 31, 2026.
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
6.Nutanix expirations: (i) 215,857 square feet at 1740 Technology on May 31, 2030 and (ii) 13,898 square feet at Metro Plaza on July 31, 2030.
7.Salesforce.com expirations at Rincon Center: (i) 83,372 square feet on April 30, 2027 and (ii) 93,028 square feet on October 31, 2028. Salesforce.com subleases to Twilio Inc. and pays base rent plus 50% of sublease rent (currently an additional $290,000 per month).
8.Dell EMC Corporation expirations: (i) 83,549 square feet at 875 Howard on June 30, 2026 and (ii) 46,472 square feet at 505 First on April 30, 2032.
9.Weil, Gotshal & Manges, LLP expirations at Towers at Shore Center: (i) 29,846 square feet on August 31, 2026 and (ii) 59,403 square feet on February 28, 2038.
10.PayPal, Inc. has exercised their early termination right at Fourth & Traction for July 2026.
11.Redfin Corporation expirations: (i) 2,978 square feet at Gateway on September 30, 2026 and (ii) 112,990 square feet at Hill7 on July 31, 2027.

Overview

We had no property acquisitions or dispositions during the three months ended March 31, 2026. No properties were classified as held for sale as of March 31, 2026.

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

In Process and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of March 31, 2026:

	Type	Submarket	Estimated Square Feet (Units)(1)	Estimated Completion Date	Estimated Stabilization Date
Recently Completed:
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q4 2024	Q3 2027
TOTAL			546,000

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(2)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(2)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(3)	Residential	Hollywood	19,816 (33 units)	TBD	TBD
10900/10950 Washington	Residential	West Los Angeles	428,623 (508 units)	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(3)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(4)	Studio	Broxbourne	1,167,347	TBD	TBD
TOTAL			3,162,212

TOTAL RECENTLY COMPLETED AND FUTURE DEVELOPMENT			3,708,212
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
2.We own 51% of the ownership interests in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.
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

The following table summarizes the portions of office and studio projects currently under repositioning as of March 31, 2026:

Location	Submarket	Square Feet
Repositioning:
901 Market	San Francisco	163,823
6040 Sunset	Hollywood	114,958
899 Howard	San Francisco	96,240
1455 Market	San Francisco	49,272
Rincon Center	San Francisco	38,514
Sunset Las Palmas Studios	Hollywood	18,594
Bentall Centre	Downtown Vancouver	18,559
Palo Alto Square	Palo Alto	12,740
Sunset Gower Studios	Hollywood	6,650
TOTAL REPOSITIONING		519,350

Office Lease Expirations

The following table summarizes the lease expirations for leases in place as of March 31, 2026, plus available space, at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Annualized Base Rent(2)	Percent of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration(2)	Annualized Base Rent Per Lease Square Foot at Expiration(2)
Vacant		3,826,898
Q2-2026	25	135,275	5,699,522	1.3	55.16	5,737,638	55.52
Q3-2026	45	396,577	20,330,401	4.5	58.29	20,409,073	58.51
Q4-2026	22	74,443	3,394,354	0.8	51.86	3,419,836	52.25
Total 2026	92	606,295	29,424,277	6.6	56.85	29,566,547	57.13
2027	171	1,287,844	71,223,438	15.9	59.03	73,110,492	60.59
2028	146	1,459,502	91,771,847	20.4	72.06	95,799,643	75.22
2029	110	785,086	38,223,229	8.5	64.38	41,896,521	70.57
2030	79	1,558,174	60,745,910	13.5	52.45	68,088,335	58.79
2031	74	1,581,847	68,569,677	15.3	60.43	80,117,205	70.61
2032	20	255,578	11,030,420	2.5	52.37	12,194,543	57.90
2033	31	685,312	29,336,422	6.5	52.55	36,083,404	64.64
2034	16	186,707	6,903,795	1.5	37.62	11,536,149	62.86
2035	20	400,273	8,950,429	2.0	45.68	11,184,307	57.08
Thereafter	25	796,466	30,354,178	6.8	45.42	46,382,876	69.40
Building management use(3)	67	420,644	—	—	—	—	—
Signed leases not commenced	19	72,859	2,355,262	0.5	49.79	2,772,189	58.60
Portfolio Total/Weighted Average	870	13,923,485	$448,888,884	100.0%	$55.31	$508,732,211	$62.68
__________________
1.Does not include 33 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of March 31, 2026 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of March 31, 2026. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of March 31, 2026. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of March 31, 2026.
3.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended March 31,
	2026	2025
Renewals(1)
Number of leases	41	27
Square feet	282,654	215,180
Tenant improvement costs per square foot(2)(3)	$50.49	$18.61
Leasing commission costs per square foot(2)	12.75	8.28
Total tenant improvement and leasing commission costs(2)	$63.24	$26.89

New leases(4)
Number of leases	44	35
Square feet	271,367	415,115
Tenant improvement costs per square foot(2)(3)	$63.64	$72.95
Leasing commission costs per square foot(2)	16.31	14.37
Total tenant improvement and leasing commission costs(2)	$79.95	$87.32

TOTAL
Number of leases	85	62
Square feet	554,021	630,295
Tenant improvement costs per square foot(2)(3)	$56.54	$55.32
Leasing commission costs per square foot(2)	14.39	12.39
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$70.93	$67.71
__________________
1.Excludes retained tenants that have relocated or expanded into new space within our portfolio.
2.Assumes all tenant improvement costs and leasing commissions are paid in the calendar year in which the lease is executed, which may be different than the year in which they were actually paid.
3.Tenant improvement costs are based on negotiated tenant improvement allowances set forth in leases, or, for any lease in which a tenant improvement allowance was not specified, the aggregate cost originally budgeted at the time the lease commenced.
4.Includes retained tenants that have relocated or expanded into new space within our portfolio.

Financings

During the three months ended March 31, 2026, there were no repayments or borrowings on the unsecured revolving credit facility. The Company generally uses the unsecured revolving credit facility to finance the acquisition of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

Historical Results of Operations

This Quarterly Report on Form 10-Q of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. represents an update to the more detailed and comprehensive disclosures included in the 2025 Annual Report on Form 10-K of Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. Accordingly, you should read the following discussion in conjunction with the information included in our 2025 Annual Report on Form 10-K, as well as the unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

Net Loss

Net loss decreased $29.4 million, or 36.6%, to $50.9 million for the three months ended March 31, 2026 compared to $80.3 million for the three months ended March 31, 2025. The reasons for the change are discussed below with respect to the decrease in net operating income during the three months ended March 31, 2026, offset by the decrease in depreciation and amortization, general and administrative expenses and the change in other income and expenses.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of January 1, 2025 and still owned and included in the stabilized portfolio as of March 31, 2026; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI (in thousands, except percentage change):

	Three Months Ended March 31,		Dollar Change	Percentage Change
	2026	2025
NET LOSS	$(50,904)	$(80,278)	$29,374	(36.6)%
Adjustments:
Loss from unconsolidated real estate entities	437	1,254	(817)	(65.2)
Fee income	(1,107)	(1,359)	252	(18.5)
Interest expense	37,994	43,505	(5,511)	(12.7)
Interest income	(1,649)	(435)	(1,214)	279.1
Management services reimbursement income—unconsolidated real estate entities	(1,124)	(975)	(149)	15.3
Management services expense—unconsolidated real estate entities	1,124	975	149	15.3
Transaction-related expenses	101	—	101	—
Unrealized loss on non-real estate investments	1,962	449	1,513	337.0
Gain on sale of real estate, net	—	(10,023)	10,023	(100.0)
Impairment loss	—	18,476	(18,476)	(100.0)
Loss on extinguishment of debt	—	1,858	(1,858)	(100.0)
Other income	(158)	(8)	(150)	1,875.0
Income tax provision	348	194	154	79.4
General and administrative	12,575	18,483	(5,908)	(32.0)
Depreciation and amortization	80,722	93,085	(12,363)	(13.3)
NOI	$80,321	$85,201	$(4,880)	(5.7)%

Same-store NOI	$87,345	$91,840	$(4,495)	(4.9)%
Non-same-store NOI	(7,024)	(6,639)	(385)	5.8
NOI	$80,321	$85,201	$(4,880)	(5.7)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended March 31,
	2026	2025
Same-store office
Number of properties	37	37
Rentable square feet	11,372,298	11,470,493
Ending % leased	76.2%	74.5%
Ending % occupied	75.9%	73.2%
Average % occupied for the period	75.1%	72.8%
Average annual rental rate per square foot	$57.22	$58.36

Same-store studio
Number of properties	3	3
Rentable square feet	1,204,666	1,204,666
Average % leased for the period(1)	84.5%	73.9%
__________________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI (in thousands):

	Three Months Ended March 31,
	2026			2025
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental revenues	$145,167	$61	$145,228	$148,709	$9,684	$158,393
Service and other revenues	3,451	(5)	3,446	4,913	1,905	6,818
Total office revenues	148,618	56	148,674	153,622	11,589	165,211

Studio
Rental revenues	11,095	2,702	13,797	10,377	3,275	13,652
Service and other revenues	8,514	10,867	19,381	6,622	12,974	19,596
Total studio revenues	19,609	13,569	33,178	16,999	16,249	33,248

Total revenues	168,227	13,625	181,852	170,621	27,838	198,459

OPERATING EXPENSES
Office operating expenses	68,706	1,116	69,822	67,787	4,490	72,277
Studio operating expenses	12,176	19,533	31,709	10,994	29,987	40,981
Total operating expenses	80,882	20,649	101,531	78,781	34,477	113,258

Office NOI	79,912	(1,060)	78,852	85,835	7,099	92,934
Studio NOI	7,433	(5,964)	1,469	6,005	(13,738)	(7,733)
NOI	$87,345	$(7,024)	$80,321	$91,840	$(6,639)	$85,201

The following table gives further detail on our change in NOI (in thousands, except percentage change):

	Three Months Ended March 31, 2026 as compared to Three Months Ended March 31, 2025
	Same-store		Non-same-store		Total
	Dollar change	Percentage change	Dollar change	Percentage change	Dollar change	Percentage change
REVENUES
Office
Rental revenues	$(3,542)	(2.4)%	$(9,623)	(99.4)%	$(13,165)	(8.3)%
Service and other revenues	(1,462)	(29.8)	(1,910)	(100.3)	(3,372)	(49.5)
Total office revenues	(5,004)	(3.3)	(11,533)	(99.5)	(16,537)	(10.0)

Studio
Rental revenues	718	6.9	(573)	(17.5)	145	1.1
Service and other revenues	1,892	28.6	(2,107)	(16.2)	(215)	(1.1)
Total studio revenues	2,610	15.4	(2,680)	(16.5)	(70)	(0.2)

Total revenues	(2,394)	(1.4)	(14,213)	(51.1)	(16,607)	(8.4)

OPERATING EXPENSES
Office operating expenses	919	1.4	(3,374)	(75.1)	(2,455)	(3.4)
Studio operating expenses	1,182	10.8	(10,454)	(34.9)	(9,272)	(22.6)
Total operating expenses	2,101	2.7	(13,828)	(40.1)	(11,727)	(10.4)

Office NOI	(5,923)	(6.9)	(8,159)	(114.9)	(14,082)	(15.2)
Studio NOI	1,428	23.8	7,774	(56.6)	9,202	(119.0)
NOI	$(4,495)	(4.9)%	$(385)	5.8%	$(4,880)	(5.7)%

NOI decreased $4.9 million, or 5.7%, for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily resulting from:

•a $4.5 million decrease in same-store NOI driven by:
•a decrease in office NOI of $5.9 million primarily due to:
•a $3.5 million decrease in rental revenues driven by the 2025 lease terminations and downsizes at our 1455 Market, Hill7, and Concourse properties; and
•a $1.5 million decrease in service and other revenues due to a tenant move out at our Shorebreeze property in 2025; partially offset by
•a $0.9 million increase in office operating expenses primarily due to higher ground lease expense at our Palo Alto Square property and higher engineering, cleaning, security and owner’s expenses at various properties, partially offset by capitalization of expenses at our 901 Market property that is undergoing repositioning, as well as a prior year property tax refund received at our Skyport Plaza property during the first quarter of 2026;
•further offset by an increase in studio NOI of $1.4 million driven by higher production activity at our Sunset Gower Studios and Sunset Las Palmas Studios properties during the first quarter of 2026;
•a $0.4 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $8.2 million primarily resulting from the sales of our Element LA and Foothill Research Center properties in 2025 and increased operating expenses at Washington 1000 that became operational during the first quarter of 2026, partially offset by a reduction of expenses due to the sale of 625 Second in 2025; further offset by
•an increase in studio NOI of $7.8 million mainly due to cost savings initiatives at Quixote.

Other (Expenses) Income

Loss from unconsolidated real estate entities

We recorded a $0.4 million loss from unconsolidated real estate entities for the three months ended March 31, 2026 compared to a loss of $1.3 million for the three months ended March 31, 2025. The change was primarily driven by mark-to-market adjustments for an interest rate swap that does not qualify for hedge accounting.

Fee income

We recognized fee income of $1.1 million for the three months ended March 31, 2026 compared to $1.4 million for the three months ended March 31, 2025. Fee income represents the management fee income earned from our unconsolidated real estate entities.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percentage Change
Gross interest expense(1)	$42,185	$49,127	$(6,942)	(14.1)%
Capitalized interest	(5,683)	(10,080)	4,397	(43.6)
Non-cash interest expense(2)	1,492	4,458	(2,966)	(66.5)
TOTAL	$37,994	$43,505	$(5,511)	(12.7)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $6.9 million or 14.1%, to $42.2 million for the three months ended March 31, 2026 compared to $49.1 million for the three months ended March 31, 2025. The decrease was primarily related to a lower outstanding balance on the unsecured line of credit and lower reference rates on our floating rate debt during the first quarter of 2026, as well as the 2025 repayments of the Element LA loan and Series B, C and D notes. The decrease was partially offset by the interest expense related to the Office Portfolio CMBS loan, which was obtained in March 2025.

Capitalized interest decreased by $4.4 million or 43.6%, to $5.7 million for the three months ended March 31, 2026 compared to $10.1 million for the three months ended March 31, 2025 primarily due to Washington 1000 becoming operational in 2026 and completion of Sunset Glenoaks Studios development in 2025. The decrease was partially offset by an increase in development activity at our 6040 Sunset property.

Non-cash interest expense decreased by $3.0 million, or 66.5%, to $1.5 million for the three months ended March 31, 2026 compared to $4.5 million for the three months ended March 31, 2025. The decrease was primarily related to changes in the fair value of our derivative instruments.

Interest income

Interest income increased by $1.2 million, or 279.1%, to $1.6 million for the three months ended March 31, 2026 compared to $0.4 million for the three months ended March 31, 2025. The change was driven by an increase in cash deposits in interest-bearing accounts and interest earned on a refundable payroll tax credit.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $2.0 million for the three months ended March 31, 2026 compared to an unrealized loss of $0.4 million for the three months ended March 31, 2025, which were due to the observable changes in the fair value of the investments.

Gain on sale of real estate, net

During the three months ended March 31, 2025, we recognized a net gain on sale of $10.0 million attributable to the sales of our Foothill Research and Maxwell properties. No gain or loss on sale was recognized during the three months ended March 31, 2026.

Impairment loss

During the three months ended March 31, 2025, we recorded an impairment loss of $18.5 million due to a reduction in the estimated holding period for our 625 Second property. We did not record any impairment charges during the three months ended March 31, 2026.

Loss on extinguishment of debt

During the three months ended March 31, 2025, we recognized a loss on extinguishment of debt of $1.9 million related to repaying the loan secured by our Element LA property. No gain or loss on extinguishment of debt was recognized during the three months ended March 31, 2026.

General and administrative expenses

General and administrative expenses decreased by $5.9 million, or 32.0%, to $12.6 million for the three months ended March 31, 2026 compared to $18.5 million for the three months ended March 31, 2025. The decrease was primarily due to a reduction in payroll, bonus, stock-based compensation expense and professional fees during the three months ended March 31, 2026.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $12.4 million, or 13.3%, to $80.7 million for the three months ended March 31, 2026 compared to $93.1 million for the three months ended March 31, 2025. The decrease was primarily driven by Quixote impairment adjustment during the fourth quarter of 2025, resulting in a lower depreciable basis, and the accelerated depreciation of tenant improvements related to early lease terminations at our 6040 Sunset and Hill 7 properties in 2025 with no comparable activity in 2026. The decrease was partially offset due to commencement of depreciation and amortization on Washington 1000, which became operational in 2026.

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

Liquidity Sources

We had approximately $138.0 million of cash and cash equivalents at March 31, 2026. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock, $65.8 million of which has been sold through March 31, 2026. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of March 31, 2026 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility	$795,250	$—	$795,250
Sunset Glenoaks Studios construction loan(1)(2)(3)	52,092	52,092	—
Bentall Centre(1)(2)(4)	94,813	94,813	—
Sunset Pier 94 Studios construction loan(1)(2)	46,810	39,819	6,991
TOTAL	$988,965	$186,724	$802,241
__________________
1.Amounts are presented at HPP’s share.
2.This loan is held by an unconsolidated joint venture.
3.Total borrowing capacity includes an original borrowing capacity of $50.3 million and accrued payment-in-kind interest of $1.8 million as of March 31, 2026 (amounts at HPP’s share).
4.The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of March 31, 2026.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. As of March 31, 2026, the credit ratings for our senior unsecured debt were B2, B and B+ from Moody’s, Standard and Poor’s and Fitch, respectively.

The following table sets forth our ratio of debt to total market capitalization (counting Series A redeemable preferred units as debt) as of March 31, 2026 (in thousands, except percentage):

Market Capitalization
Unsecured and secured debt(1)	$3,365,350
Series A redeemable preferred units	2,795
Total consolidated debt	3,368,145
Equity capitalization(2)	817,951
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$4,186,096
Total consolidated debt/total consolidated market capitalization	80.5%
__________________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), pre-funded warrants, OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $5.91, as reported by the NYSE, on March 31, 2026, as well as the aggregate value of the Series C preferred stock liquidation preference as of March 31, 2026.

Outstanding Indebtedness

The following table sets forth information as of March 31, 2026 and December 31, 2025 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	March 31, 2026	December 31, 2025
Unsecured debt	$1,650,000	$1,650,000
Secured debt	$1,715,350	$1,717,850
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of March 31, 2026.

Liquidity Uses

Contractual Obligations

During the three months ended March 31, 2026, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2025 Annual Report on Form 10-K. Refer to Part I, Item 1 “Note 9 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. Refer to Part I, Item 1 “Note 12 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. Refer to Part I, Item 1 “Note 20 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

Comparison of the cash flow activity for the three months ended March 31, 2026 to the three months ended March 31, 2025 is as follows (in thousands, except percentage change):

	Three Months Ended March 31,
	2026	2025	Dollar Change	Percentage Change
Net cash provided by operating activities	$44,292	$30,536	$13,756	45.0%
Net cash (used in) provided by investing activities	$(34,314)	$15,945	$(50,259)	(315.2)%
Net cash used in financing activities	$(9,666)	$(11,732)	$2,066	(17.6)%

Cash and cash equivalents and restricted cash were $162.4 million and $162.1 million as of March 31, 2026 and December 31, 2025, respectively.

Operating Activities

Net cash provided by operating activities increased by $13.8 million, or 45.0%, to $44.3 million for the three months ended March 31, 2026 compared to $30.5 million for the three months ended March 31, 2025. The increase primarily resulted from favorable working capital movements during the three months ended March 31, 2026, including the timing of cash receipts and payments, which more than offset a reduction in net operating income during the same period as compared to the three months ended March 31, 2025, mainly driven by the 2025 tenant move-outs and asset sales.

Investing Activities

Net cash used in investing activities increased by $50.3 million, or 315.2%, to $34.3 million for the three months ended March 31, 2026 compared to $15.9 million of cash provided by investing activities for the three months ended March 31, 2025. The decrease primarily resulted from a $63.2 million decrease in proceeds from sales of real estate partially offset by a $12.7 million decrease in additions to investment in real estate during the three months ended March 31, 2026.

Financing Activities

Net cash used in financing activities decreased by $2.1 million, or 17.6%, to $9.7 million for the three months ended March 31, 2026 compared to $11.7 million for the three months ended March 31, 2025. The decrease primarily resulted from a $494.0 million decrease in proceeds from unsecured and secured debt, largely offset by a $482.2 million decrease in payments of unsecured and secured debt during the three months ended March 31, 2025. The change was further offset by the $12.1 million payment of loan costs, net of loan premium during the three months ended March 31, 2025 that did not recur during the three months ended March 31, 2026.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about our unconsolidated joint venture indebtedness as of March 31, 2026 (in thousands, except for percentages):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20%	$474,067	$—	$474,067	CORRA + 2.30%	7/1/2027
Sunset Glenoaks Studios(2)(3)	50%	$104,183	$—	$104,183	SOFR + 3.10%	1/9/2027
Sunset Pier 94 Studios(4)	26%	$155,841	$27,359	$183,200	SOFR + 4.75%	9/9/2028
__________________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of March 31, 2026. This loan is interest-only through its term.
(2)This loan has an initial interest rate of SOFR + 3.10% per annum until certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The maturity date includes the effect of extension options.
(3)Amount drawn includes principal of $100.6 million and accrued payment-in-kind interest of $3.6 million as of March 31, 2026.
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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(50,904)	$(80,278)
Adjustments:
Depreciation and amortization—consolidated	80,722	93,085
Depreciation and amortization—non-real estate assets	(3,441)	(9,649)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	1,476	1,045
Gain on sale of real estate, net	—	(10,023)
Impairment loss—real estate assets	—	18,476
Unrealized loss on non-real estate investments	1,962	449
FFO attributable to non-controlling interests	(6,714)	(4,854)
FFO attributable to preferred shares and units	(5,091)	(5,193)
FFO TO COMMON STOCK/UNIT HOLDERS	$18,010	$3,058

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2025 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the three months ended March 31, 2026 to the information provided in Part II, Item 7A, of our 2025 Annual Report on Form 10-K.

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

ITEM 1A.     RISK FACTORS

There have been no material changes to the risk factors included in the section entitled “Risk Factors” in our 2025 Annual Report on Form 10-K. Please review the Risk Factors set forth in our 2025 Annual Report on Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the first quarter of 2026, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the first quarter of 2026, we issued an aggregate of 20,354 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which 5,426 shares of common stock were forfeited to us in connection with tax withholding obligations. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the first quarter of 2026, our operating partnership issued an aggregate of 14,928 units to us in connection with these transactions.

All other issuances of unregistered equity securities of our operating partnership during the three months ended March 31, 2026 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $7.2 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6.    EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit No.	Filing Date
3.1	Articles of Amendment and Restatement of Hudson Pacific Properties, Inc.	S-11/A	333-164916	3.1	May 12, 2010
3.2	Articles of Amendment.	8-K	001-34789	3.1	June 13, 2025
3.3	Certificate of Amendment to Certificate of Incorporation (Reverse Stock Split).	8-K	001-34789	3.1	December 1, 2025
3.4	Certificate of Amendment to Certificate of Incorporation (Par Value Adjustment).	8-K	001-34789	3.2	December 1, 2025
3.5	Certificate of Amendment to Certificate of Incorporation (Reduction in Authorized Shares).	8-K	001-34789	3.3	December 1, 2025
3.6	Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	January 12, 2015
3.7	First Amendment to the Second Amended and Restated Bylaws of Hudson Pacific Properties, Inc.	8-K	001-34789	3.1	March 22, 2022
3.8	Sixth Amended and Restated Agreement of Limited Partnership of Hudson Pacific Properties, L.P.	8-K	001-34789	3.4	December 1, 2025
3.9	Certificate of Limited Partnership of Hudson Pacific Properties, L.P.	10-Q	001-34789	3.4	November 4, 2016
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
32.1	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, Inc.+
32.2	Certifications by Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Hudson Pacific Properties, L.P.+
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 8, 2026	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	May 8, 2026	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 8, 2026	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	May 8, 2026	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)