Form 10-Q
period 2026-06-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2026-08-10
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at August 3, 2026 was 54,268,741.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2026 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of June 30, 2026, Hudson Pacific Properties, Inc. owned approximately 96.6% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 3.4% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Investment in real estate, at cost	$7,786,264	$7,793,299
Accumulated depreciation and amortization	(2,063,909)	(1,953,048)
Investment in real estate, net	5,722,355	5,840,251
Non-real estate property, plant and equipment, net	67,564	72,397
Cash and cash equivalents	80,760	138,358
Restricted cash	24,659	23,770
Accounts receivable, net	21,531	14,923
Straight-line rent receivables, net	205,153	195,425
Deferred leasing costs and intangible assets, net	388,879	307,390
Operating lease right-of-use assets	291,420	333,258
Prepaid expenses and other assets, net	85,833	86,607
Investment in unconsolidated real estate entities	250,595	246,835
Goodwill	8,754	8,754
Assets associated with real estate held for sale	22,903	—
TOTAL ASSETS	$7,170,406	$7,267,968

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,348,793	$3,351,458
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	298,168	209,382
Operating lease liabilities	323,486	343,886
Intangible liabilities, net	15,776	17,772
Security deposits, prepaid rent and other	78,069	74,369
Liabilities associated with real estate held for sale	1,442	—
Total liabilities	4,131,870	4,063,003

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	2,795	2,795
Redeemable non-controlling interest in consolidated real estate entities	48,844	50,581

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	425,000	425,000
Common stock, $0.01 par value, 103,200,000 authorized, 54,267,530 and 54,227,096 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	529	529
Additional paid-in capital	2,390,943	2,548,488
Accumulated other comprehensive loss	(2,126)	(1,860)
Total Hudson Pacific Properties, Inc. stockholders’ equity	2,814,346	2,972,157
Non-controlling interest—members in consolidated real estate entities	61,437	67,869
Non-controlling interest—units in the operating partnership	111,114	111,563
Total equity	2,986,897	3,151,589
TOTAL LIABILITIES AND EQUITY	$7,170,406	$7,267,968

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Office
Rental revenues	$149,599	$150,533	$294,827	$308,926
Service and other revenues	3,522	5,300	6,968	12,118
Total office revenues	153,121	155,833	301,795	321,044
Studio
Rental revenues	13,489	13,889	27,286	27,541
Service and other revenues	21,688	20,280	41,069	39,876
Total studio revenues	35,177	34,169	68,355	67,417
Total revenues	188,298	190,002	370,150	388,461
OPERATING EXPENSES
Office operating expenses	69,535	71,501	139,357	143,778
Studio operating expenses	34,139	36,552	65,848	77,533
General and administrative	12,002	27,776	24,577	46,259
Depreciation and amortization	82,133	94,751	162,855	187,836
Total operating expenses	197,809	230,580	392,637	455,406
OTHER (EXPENSES) INCOME
Loss from unconsolidated real estate entities	(959)	(205)	(1,396)	(1,459)
Fee income	964	1,476	2,071	2,835
Interest expense	(38,476)	(48,137)	(76,470)	(91,642)
Interest income	566	2,123	2,215	2,558
Management services reimbursement income—unconsolidated real estate entities	1,098	1,123	2,222	2,098
Management services expense—unconsolidated real estate entities	(1,098)	(1,123)	(2,222)	(2,098)
Transaction-related expenses	(682)	(451)	(783)	(451)
Unrealized (loss) gain on non-real estate investments	(840)	212	(2,802)	(237)
(Loss) gain on sale of real estate, net	—	(16)	—	10,007
Impairment loss	(50,440)	—	(50,440)	(18,476)
Loss on extinguishment of debt	—	(1,637)	—	(3,495)
Loss on lease terminations and other	(4,916)	(93)	(4,758)	(85)
Total other expenses	(94,783)	(46,728)	(132,363)	(100,445)
Loss before income tax provision	(104,294)	(87,306)	(154,850)	(167,390)
Income tax provision	(394)	(454)	(742)	(648)
Net loss	(104,688)	(87,760)	(155,592)	(168,038)
Net income attributable to Series A preferred units	(44)	(121)	(88)	(267)
Net income attributable to Series C preferred shares	(5,047)	(5,047)	(10,094)	(10,094)
Net loss attributable to non-controlling interest in consolidated real estate entities	1,847	6,675	3,457	14,142
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,029	895	1,730	1,797
Net loss attributable to common units in the operating partnership	2,331	2,209	2,884	4,603
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(104,572)	$(83,149)	$(157,703)	$(157,857)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(1.62)	$(2.87)	$(2.45)	$(6.42)
Net loss attributable to common stockholders—diluted	$(1.62)	$(2.87)	$(2.45)	$(6.42)
Weighted average shares of common stock outstanding—basic	64,475,383	28,952,286	64,468,745	24,599,362
Weighted average shares of common stock outstanding—diluted	64,475,383	28,952,286	64,468,745	24,599,362

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(104,688)	$(87,760)	$(155,592)	$(168,038)
Currency translation adjustments	(702)	10,295	(4,392)	13,834
Net unrealized gains (losses) on derivative instruments:
Unrealized gains (losses)	2,348	850	4,460	(159)
Reclassification adjustment for realized gains	(106)	(1,613)	(346)	(2,679)
Total net unrealized gains (losses) on derivative instruments	2,242	(763)	4,114	(2,838)
Total other comprehensive income (loss)	1,540	9,532	(278)	10,996
Comprehensive loss	(103,148)	(78,228)	(155,870)	(157,042)
Comprehensive income attributable to Series A preferred units	(44)	(121)	(88)	(267)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,047)	(10,094)	(10,094)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	1,849	6,615	3,457	14,055
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,029	895	1,730	1,797
Comprehensive loss attributable to non-controlling interest in the operating partnership	2,282	1,971	2,896	4,271
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(103,079)	$(73,915)	$(157,969)	$(147,280)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, March 31, 2026	$425,000	54,242,024	$529	$2,495,302	$—	$(3,619)	$112,511	$64,903	$3,094,626
Contributions	—	—	—	—	—	—	—	8,355	8,355
Distributions	—	—	—	—	—	—	—	(9,972)	(9,972)
Settlement of restricted stock units for shares of common stock	—	27,795	—	—	—	—	—	—	—
Transaction costs	—	—	—	(16)	—	—	—	—	(16)
Shares withheld to satisfy tax withholding obligations	—	(2,289)	—	—	—	—	—	—	—
Declared dividend	(5,047)	—	—	(104,568)	104,572	—	—	—	(5,043)
Amortization of share/unit-based compensation	—	—	—	225	—	—	885	—	1,110
Net income (loss)	5,047	—	—	—	(104,572)	—	(2,331)	(1,847)	(103,703)
Other comprehensive income (loss)	—	—	—	—	—	1,493	49	(2)	1,540
Balance, June 30, 2026	$425,000	54,267,530	$529	$2,390,943	$—	$(2,126)	$111,114	$61,437	$2,986,897

Balance, December 31, 2025	$425,000	54,227,096	$529	$2,548,488	$—	$(1,860)	$111,563	$67,869	$3,151,589
Contributions	—	—	—	—	—	—	—	10,952	10,952
Distributions	—	—	—	—	—	—	—	(13,927)	(13,927)
Settlement of restricted stock units for shares of common stock	—	48,149	—	—	—	—	—	—	—
Transaction costs	—	—	—	(98)	—	—	—	—	(98)
Shares withheld to satisfy tax withholding obligations	—	(7,715)	—	(78)	—	—	—	—	(78)
Declared dividend	(10,094)	—	—	(157,730)	157,703	—	(526)	—	(10,647)
Amortization of share/unit-based compensation	—	—	—	361	—	—	2,973	—	3,334
Net income (loss)	10,094	—	—	—	(157,703)	—	(2,884)	(3,457)	(153,950)
Other comprehensive loss	—	—	—	—	—	(266)	(12)	—	(278)
Balance, June 30, 2026	$425,000	54,267,530	$529	$2,390,943	$—	$(2,126)	$111,114	$61,437	$2,986,897

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, March 31, 2025	$425,000	20,198,889	$1,403	$2,362,920	$—	$(7,074)	$95,924	$160,212	$3,038,385
Contributions	—	—	—	—	—	—	—	6,936	6,936
Distributions	—	—	—	—	—	—	—	(6,959)	(6,959)
Sale of common stock	—	33,936,203	2,374	521,018	—	—	—	—	523,392
Sale of pre-funded warrants	—	—	—	138,451	—	—	—	—	138,451
Transaction costs	—	—	—	(5,039)	—	—	—	—	(5,039)
Settlement of restricted stock units for shares of common stock	—	29,740	2	(2)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(452)	—	—	—	—	—	—	—
Declared dividend	(5,047)	—	—	(83,149)	83,149	—	—	—	(5,047)
Amortization of share/unit-based compensation	—	—	—	785	—	—	17,200	—	17,985
Redemption of operating partnership units	—	—	—	492	—	—	(810)	—	(318)
Net income (loss)	5,047	—	—	—	(83,149)	—	(2,209)	(6,675)	(86,986)
Other comprehensive income	—	—	—	—	—	9,234	238	60	9,532
Balance, June 30, 2025	$425,000	54,164,380	$3,779	$2,935,476	$—	$2,160	$110,343	$153,574	$3,630,332

Balance, December 31, 2024	$425,000	20,182,702	$1,403	$2,437,484	$—	$(8,417)	$93,715	$169,452	$3,118,637
Contributions	—	—	—	—	—	—	—	9,925	9,925
Distributions	—	—	—	—	—	—	—	(11,748)	(11,748)
Sale of common stock	—	33,936,204	2,374	521,018	—	—	—	—	523,392
Sale of pre-funded warrants	—	—	—	138,451	—	—	—	—	138,451
Transaction costs	—	—	—	(5,039)	—	—	—	—	(5,039)
Settlement of restricted stock units for shares of common stock	—	55,165	3	(3)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(9,691)	(1)	(194)	—	—	—	—	(195)
Declared dividend	(10,094)	—	—	(157,943)	157,857	—	(267)	—	(10,447)
Amortization of share/unit-based compensation	—	—	—	1,210	—	—	21,976	—	23,186
Redemption of common units in the operating partnership	—	—	—	492	—	—	(810)	—	(318)
Net income (loss)	10,094	—	—	—	(157,857)	—	(4,603)	(14,142)	(166,508)
Other comprehensive income	—	—	—	—	—	10,577	332	87	10,996
Balance, June 30, 2025	$425,000	54,164,380	$3,779	$2,935,476	$—	$2,160	$110,343	$153,574	$3,630,332

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,592)	$(168,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	162,855	187,836
Non-cash interest expense	3,023	9,730
Amortization of share/unit-based compensation	3,287	23,029
Straight-line rents	(10,326)	(4,037)
Straight-line rent expense	2,286	2,074
Amortization of above- and below-market leases, net	(1,995)	(1,882)
Amortization of above- and below-market ground leases, net	1,281	1,302
Amortization of lease incentive costs	6,479	2,060
Loss from unconsolidated real estate entities	1,396	1,459
Unrealized loss on non-real estate investments	2,802	237
Loss on sale of non-real estate property, plant and equipment	565	—
Loss on extinguishment of debt	—	3,495
Gain on sale of real estate, net	—	(10,007)
Impairment loss	50,440	18,476
Deferred tax benefit	—	(19)
Change in operating assets and liabilities:
Accounts receivable	(6,618)	1,852
Deferred leasing costs and lease intangibles	(43,040)	(25,965)
Prepaid expenses and other assets	1,291	(16,197)
Accounts payable, accrued liabilities and other	13,832	6,005
Security deposits, prepaid rent and other	4,320	(2,914)
Net cash provided by operating activities	36,286	28,496
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	—	88,251
Additions to investment in real estate	(57,946)	(75,515)
Contributions to unconsolidated real estate entities	(10,087)	(9,314)
Distributions from unconsolidated real estate entities	842	378
Additions to non-real estate property, plant and equipment	(4,999)	(10,554)
Contributions to non-real estate investments	(2,010)	(2,248)
Distributions from non-real estate investments	—	924
Net cash used in investing activities	(74,200)	(8,078)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	—	1,006,000
Payments of unsecured and secured debt	(5,000)	(1,484,667)
Payments of loan costs	—	(12,077)
Fee for prepayment of notes payable	—	(2,965)
Proceeds from sale of common stock	—	523,392
Proceeds from sale of pre-funded warrants	—	138,451
Transaction costs	—	(5,039)
Redemption of series A preferred units	—	(3,921)
Redemption of common units in the operating partnership	—	(318)
Dividends paid to common stock and unitholders	(553)	(353)
Dividends paid to preferred stock and unitholders	(10,182)	(10,361)
Contributions from redeemable non-controlling members in consolidated real estate entities	—	1,415
Distributions to redeemable non-controlling members in consolidated real estate entities	(7)	(7)
Contributions from non-controlling members in consolidated real estate entities	10,952	9,925
Distributions to non-controlling members in consolidated real estate entities	(13,927)	(11,748)
Payments to satisfy tax withholding obligations	(78)	(195)
Net cash (used in) provided by financing activities	(18,795)	147,532
Net (decrease) increase in cash and cash equivalents and restricted cash	(56,709)	167,950
Cash and cash equivalents and restricted cash—beginning of period	162,128	99,177
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$105,419	$267,127
The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.             FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	June 30, 2026 (unaudited)	December 31, 2025
ASSETS
Investment in real estate, at cost	$7,786,264	$7,793,299
Accumulated depreciation and amortization	(2,063,909)	(1,953,048)
Investment in real estate, net	5,722,355	5,840,251
Non-real estate property, plant and equipment, net	67,564	72,397
Cash and cash equivalents	80,760	138,358
Restricted cash	24,659	23,770
Accounts receivable, net	21,531	14,923
Straight-line rent receivables, net	205,153	195,425
Deferred leasing costs and intangible assets, net	388,879	307,390
Operating lease right-of-use assets	291,420	333,258
Prepaid expenses and other assets, net	85,833	86,607
Investment in unconsolidated real estate entities	250,595	246,835
Goodwill	8,754	8,754
Assets associated with real estate held for sale	22,903	—
TOTAL ASSETS	$7,170,406	$7,267,968

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,348,793	$3,351,458
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	298,168	209,382
Operating lease liabilities	323,486	343,886
Intangible liabilities, net	15,776	17,772
Security deposits, prepaid rent and other	78,069	74,369
Liabilities associated with real estate held for sale	1,442	—
Total liabilities	4,131,870	4,063,003

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	2,795	2,795
Redeemable non-controlling interest in consolidated real estate entities	48,844	50,581

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at June 30, 2026 and December 31, 2025	425,000	425,000
Common units, 55,476,644 and 54,933,015 outstanding at June 30, 2026 and December 31, 2025, respectively	2,502,666	2,660,648
Accumulated other comprehensive loss	(2,206)	(1,928)
Total Hudson Pacific Properties, L.P. partners’ capital	2,925,460	3,083,720
Non-controlling interest—members in consolidated real estate entities	61,437	67,869
Total capital	2,986,897	3,151,589
TOTAL LIABILITIES AND CAPITAL	$7,170,406	$7,267,968

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
REVENUES
Office
Rental revenues	$149,599	$150,533	$294,827	$308,926
Service and other revenues	3,522	5,300	6,968	12,118
Total office revenues	153,121	155,833	301,795	321,044
Studio
Rental revenues	13,489	13,889	27,286	27,541
Service and other revenues	21,688	20,280	41,069	39,876
Total studio revenues	35,177	34,169	68,355	67,417
Total revenues	188,298	190,002	370,150	388,461
OPERATING EXPENSES
Office operating expenses	69,535	71,501	139,357	143,778
Studio operating expenses	34,139	36,552	65,848	77,533
General and administrative	12,002	27,776	24,577	46,259
Depreciation and amortization	82,133	94,751	162,855	187,836
Total operating expenses	197,809	230,580	392,637	455,406
OTHER (EXPENSES) INCOME
Loss from unconsolidated real estate entities	(959)	(205)	(1,396)	(1,459)
Fee income	964	1,476	2,071	2,835
Interest expense	(38,476)	(48,137)	(76,470)	(91,642)
Interest income	566	2,123	2,215	2,558
Management services reimbursement income—unconsolidated real estate entities	1,098	1,123	2,222	2,098
Management services expense—unconsolidated real estate entities	(1,098)	(1,123)	(2,222)	(2,098)
Transaction-related expenses	(682)	(451)	(783)	(451)
Unrealized (loss) gain on non-real estate investments	(840)	212	(2,802)	(237)
(Loss) gain on sale of real estate, net	—	(16)	—	10,007
Impairment loss	(50,440)	—	(50,440)	(18,476)
Loss on extinguishment of debt	—	(1,637)	—	(3,495)
Loss on lease terminations and other	(4,916)	(93)	(4,758)	(85)
Total other expenses	(94,783)	(46,728)	(132,363)	(100,445)
Loss before income tax provision	(104,294)	(87,306)	(154,850)	(167,390)
Income tax provision	(394)	(454)	(742)	(648)
Net loss	(104,688)	(87,760)	(155,592)	(168,038)
Net loss attributable to non-controlling interest in consolidated real estate entities	1,847	6,675	3,457	14,142
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,029	895	1,730	1,797
Net loss attributable to Hudson Pacific Properties, L.P.	(101,812)	(80,190)	(150,405)	(152,099)
Net income attributable to Series A preferred units	(44)	(121)	(88)	(267)
Net income attributable to Series C preferred units	(5,047)	(5,047)	(10,094)	(10,094)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(106,903)	$(85,358)	$(160,587)	$(162,460)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(1.63)	$(2.88)	$(2.45)	$(6.42)
Net loss attributable to common unitholders—diluted	$(1.63)	$(2.88)	$(2.45)	$(6.42)
Weighted average shares of common units outstanding—basic	65,684,497	29,667,481	65,624,575	25,316,346
Weighted average shares of common units outstanding—diluted	65,684,497	29,667,481	65,624,575	25,316,346

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(104,688)	$(87,760)	$(155,592)	$(168,038)
Currency translation adjustments	(702)	10,295	(4,392)	13,834
Net unrealized gains (losses) on derivative instruments:
Unrealized gains (losses)	2,348	850	4,460	(159)
Reclassification adjustment for realized gains	(106)	(1,613)	(346)	(2,679)
Total net unrealized gains (losses) on derivative instruments	2,242	(763)	4,114	(2,838)
Total other comprehensive income (loss)	1,540	9,532	(278)	10,996
Comprehensive loss	(103,148)	(78,228)	(155,870)	(157,042)
Comprehensive income attributable to Series A preferred units	(44)	(121)	(88)	(267)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,047)	(10,094)	(10,094)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	1,849	6,615	3,457	14,055
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,029	895	1,730	1,797
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(105,361)	$(75,886)	$(160,865)	$(151,551)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital		Total Capital
Balance, March 31, 2026	$425,000	55,451,138	$2,608,471	$(3,748)	$3,029,723	$64,903	$3,094,626
Contributions	—	—	—	—	—	8,355	8,355
Distributions	—	—	—	—	—	(9,972)	(9,972)
Issuance of common units	—	27,795	—	—	—	—	—
Transaction costs	—	—	(16)	—	(16)	—	(16)
Units withheld to satisfy tax withholding obligations	—	(2,289)	—	—	—	—	—
Declared distributions	(5,047)	—	4	—	(5,043)	—	(5,043)
Amortization of unit-based compensation	—	—	1,110	—	1,110	—	1,110
Net income (loss)	5,047	—	(106,903)	—	(101,856)	(1,847)	(103,703)
Other comprehensive income (loss)	—	—	—	1,542	1,542	(2)	1,540
Balance, June 30, 2026	$425,000	55,476,644	$2,502,666	$(2,206)	$2,925,460	$61,437	$2,986,897

Balance, December 31, 2025	$425,000	54,933,015	$2,660,648	$(1,928)	$3,083,720	$67,869	$3,151,589
Contributions	—	—	—	—	—	10,952	10,952
Distributions	—	—	—	—	—	(13,927)	(13,927)
Issuance of common units	—	551,344	—	—	—	—	—
Transaction costs	—	—	(98)	—	(98)	—	(98)
Units withheld to satisfy tax withholding obligations	—	(7,715)	(78)	—	(78)	—	(78)
Declared distributions	(10,094)	—	(553)	—	(10,647)	—	(10,647)
Amortization of unit-based compensation	—	—	3,334	—	3,334	—	3,334
Net income (loss)	10,094	—	(160,587)	—	(150,493)	(3,457)	(153,950)
Other comprehensive loss	—	—	—	(278)	(278)	—	(278)
Balance, June 30, 2026	$425,000	55,476,644	$2,502,666	$(2,206)	$2,925,460	$61,437	$2,986,897

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital		Total Capital
Balance, March 31, 2025	$425,000	20,923,510	$2,460,449	$(7,276)	$2,878,173	$160,212	$3,038,385
Contributions	—	—	—	—	—	6,936	6,936
Distributions	—	—	—	—	—	(6,959)	(6,959)
Issuance of common units	—	33,967,875	523,392	—	523,392	—	523,392
Issuance of pre-funded warrants	—	—	138,451	—	138,451	—	138,451
Transaction costs	—	—	(5,039)	—	(5,039)	—	(5,039)
Units withheld to satisfy tax withholding obligations	—	(451)	—	—	—	—	—
Declared distributions	(5,047)	—	—	—	(5,047)	—	(5,047)
Amortization of unit-based compensation	—	—	17,985	—	17,985	—	17,985
Redemption of common units in the operating partnership	—	(20,635)	(318)	—	(318)	—	(318)
Net income (loss)	5,047	—	(85,358)	—	(80,311)	(6,675)	(86,986)
Other comprehensive income	—	—	—	9,472	9,472	60	9,532
Balance, June 30, 2025	$425,000	54,870,299	$3,049,562	$2,196	$3,476,758	$153,574	$3,630,332

Balance, December 31, 2024	$425,000	20,724,979	$2,532,898	$(8,713)	$2,949,185	$169,452	$3,118,637
Contributions	—	—	—	—	—	9,925	9,925
Distributions	—	—	—	—	—	(11,748)	(11,748)
Issuance of common units	—	34,175,647	523,392	—	523,392	—	523,392
Issuance of pre-funded warrants	—	—	138,451	—	138,451	—	138,451
Transaction costs	—	—	(5,039)	—	(5,039)	—	(5,039)
Units withheld to satisfy tax withholding obligations	—	(9,691)	(195)	—	(195)	—	(195)
Declared distributions	(10,094)	—	(353)	—	(10,447)	—	(10,447)
Amortization of unit-based compensation	—	—	23,186	—	23,186	—	23,186
Redemption of common units in the operating partnership	—	(20,636)	(318)	—	(318)	—	(318)
Net income (loss)	10,094	—	(162,460)	—	(152,366)	(14,142)	(166,508)
Other comprehensive income	—	—	—	10,909	10,909	87	10,996
Balance, June 30, 2025	$425,000	54,870,299	$3,049,562	$2,196	$3,476,758	$153,574	$3,630,332

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(155,592)	$(168,038)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	162,855	187,836
Non-cash interest expense	3,023	9,730
Amortization of unit-based compensation	3,287	23,029
Straight-line rents	(10,326)	(4,037)
Straight-line rent expenses	2,286	2,074
Amortization of above- and below-market leases, net	(1,995)	(1,882)
Amortization of above- and below-market ground leases, net	1,281	1,302
Amortization of lease incentive costs	6,479	2,060
Loss from unconsolidated real estate entities	1,396	1,459
Unrealized loss on non-real estate investments	2,802	237
Loss on sale of non-real estate property, plant and equipment	565	—
Loss on extinguishment of debt	—	3,495
Gain on sale of real estate, net	—	(10,007)
Impairment loss	50,440	18,476
Deferred tax benefit	—	(19)
Change in operating assets and liabilities:
Accounts receivable	(6,618)	1,852
Deferred leasing costs and lease intangibles	(43,040)	(25,965)
Prepaid expenses and other assets	1,291	(16,197)
Accounts payable, accrued liabilities and other	13,832	6,005
Security deposits, prepaid rent and other	4,320	(2,914)
Net cash provided by operating activities	36,286	28,496
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	—	88,251
Additions to investment in real estate	(57,946)	(75,515)
Contributions to unconsolidated real estate entities	(10,087)	(9,314)
Distributions from unconsolidated real estate entities	842	378
Additions to non-real estate property, plant and equipment	(4,999)	(10,554)
Contributions to non-real estate investments	(2,010)	(2,248)
Distributions from non-real estate investments	—	924
Net cash used in investing activities	(74,200)	(8,078)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	—	1,006,000
Payments of unsecured and secured debt	(5,000)	(1,484,667)
Payments of loan costs	—	(12,077)
Fee for prepayment of notes payable	—	(2,965)
Proceeds from issuance of common units	—	523,392
Proceeds from issuance of pre-funded warrants	—	138,451
Transaction costs	—	(5,039)
Redemption of series A preferred units	—	(3,921)
Redemption of common units	—	(318)
Distributions paid to common unitholders	(553)	(353)
Distributions paid to preferred unitholders	(10,182)	(10,361)
Contributions from redeemable non-controlling members in consolidated real estate entities	—	1,415
Distributions to redeemable non-controlling members in consolidated real estate entities	(7)	(7)
Contributions from non-controlling members in consolidated real estate entities	10,952	9,925
Distributions to non-controlling members in consolidated real estate entities	(13,927)	(11,748)
Payments to satisfy tax withholding obligations	(78)	(195)
Net cash (used in) provided by financing activities	(18,795)	147,532
Net (decrease) increase in cash and cash equivalents and restricted cash	(56,709)	167,950
Cash and cash equivalents and restricted cash—beginning of period	162,128	99,177
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$105,419	$267,127
The accompanying notes are an integral part of these consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

1. Organization

Hudson Pacific Properties, Inc. is a Maryland corporation formed on November 9, 2009, as a fully integrated, self-administered, and self-managed real estate investment trust (“REIT”). Through its controlling interest in the operating partnership and its subsidiaries, Hudson Pacific Properties, Inc. owns, manages, leases, acquires and develops real estate consisting primarily of office and studio properties. Unless otherwise indicated or unless the context requires otherwise, all references in these financial statements to “the Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of June 30, 2026:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	40	12,445,564
Studio	3	1,230,183
Future development	4	1,544,865
Total consolidated portfolio	47	15,220,612
Unconsolidated portfolio(1)
Office(2)	1	1,551,388
Studio(3)	2	475,084
Future development(4)	2	1,617,347
Total unconsolidated portfolio	5	3,643,819
TOTAL	52	18,864,431
__________________
1.The Company owns 20.0% of the unconsolidated joint venture entity that owns the Bentall Centre property, 50.0% of the unconsolidated joint venture entity that owns Sunset Glenoaks Studios, 35.0% of the unconsolidated joint venture entity that owns Sunset Waltham Cross Studios and approximately 25.6% of the unconsolidated joint venture entity that owns Sunset Pier 94 Studios. The square footage shown above represents 100% of the properties.
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

As of June 30, 2026, the Company has determined that its operating partnership and 18 joint ventures met the definition of a VIE. 10 of these joint ventures are consolidated and eight are unconsolidated. The operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Consolidated Joint Ventures

As of June 30, 2026, the operating partnership has determined that 10 of its joint ventures meet the definition of a VIE and are consolidated:

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
__________________
1.Sunset Services Holdings, LLC is the taxable REIT subsidiary ("TRS") that owns the Company's interests in the TRS subsidiaries related to Sunset Bronson Studios, Sunset Gower Studios, Sunset Las Palmas Studios, and Sunset Pier 94 Studios.
2.Hudson Media and Entertainment Management, LLC manages the following properties: Sunset Gower Studios, Sunset Bronson Studios, Sunset Las Palmas Studios, 6040 Sunset, ICON, CUE, EPIC and Harlow (collectively, “Hollywood Media Portfolio”).

Unconsolidated Joint Ventures

As of June 30, 2026, the Company has determined it is not the primary beneficiary of eight of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. Refer to Note 5 for further details regarding our investments in unconsolidated joint ventures.

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

Revenue from Contracts with Customers

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Ancillary revenues	$20,485	$19,016	$38,400	$37,572
Other revenues	$4,197	$5,928	$8,505	$13,282
Studio-related tenant recoveries	$528	$636	$1,132	$1,140
Management fee income	$964	$1,476	$2,071	$2,835
Management services reimbursement income	$1,098	$1,123	$2,222	$2,098

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	June 30, 2026	December 31, 2025
Ancillary revenues	$9,539	$5,609
Other revenues	$1,216	$961
Studio-related tenant recoveries	$354	$258

Goodwill

As of June 30, 2026 and December 31, 2025, the carrying value of goodwill was $8.8 million. No impairment of goodwill was recorded during the six months ended June 30, 2026 and 2025.

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

3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	June 30, 2026	December 31, 2025
Land	$1,106,560	$1,116,786
Building and improvements	5,951,441	5,912,087
Tenant improvements	709,946	694,713
Furniture and fixtures	5,257	5,210
Property under development	13,060	64,503
INVESTMENT IN REAL ESTATE, AT COST	$7,786,264	$7,793,299

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the six months ended June 30, 2026.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Dispositions of Real Estate

The Company had no dispositions of real estate during the six months ended June 30, 2026.

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

Held for Sale

As of June 30, 2026, the Company classified 2001 Gateway Place, its 161,000 square-foot (unaudited) office property in the North San Jose submarket, as held for sale. The property was identified as non-strategic to the Company’s portfolio and was subsequently sold on July 1, 2026. The following table summarizes the components of the assets and liabilities associated with the real estate held for sale as of June 30, 2026:

ASSETS
Investment in real estate, net	$21,858
Accounts receivables and straight-line rent receivables, net	598
Deferred leasing costs and intangible assets, net	412
Prepaid expenses and other assets, net	35
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$22,903

LIABILITIES
Accounts payable, accrued liabilities and other	$822
Security deposits and prepaid rent	620
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$1,442

Impairment of Long-Lived Assets

During the three and six months ended June 30, 2026, the Company recorded an impairment charge of $18.3 million related to the real estate assets of its 2001 Gateway Place office property. The impairment charge reflects a shortened expected holding period for the property and a reduction in the carrying value of the property to its estimated fair value based on the contractual sales price, which is considered a Level 2 measurement. During the three and six months ended June 30, 2026, the Company also recorded an impairment charge of $12.0 million related to leasehold improvements at Quixote in connection with the announced phased wind-down of its leased sound stage facilities. The fair value of the asset group, which includes the right-of-use assets related to the leases (see Note 12), was estimated using a discounted cash flow analysis incorporating market rental rates and contractual lease terms, which is considered a Level 3 measurement. The impairment charges are recorded within impairment loss on the Consolidated Statements of Operations.

During the three and six months ended June 30, 2025, the Company recorded an impairment charge of $18.4 million related to the real estate assets of its 625 Second office property. The impairment charge reflected a shortened expected holding period for the property and a reduction in the carrying value of the property to the estimated fair value based on the contractual sales price, which is considered a Level 2 measurement. The impairment charge is recorded within impairment loss on the Consolidated Statement of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
4. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	June 30, 2026	December 31, 2025
Trailers	$39,530	$36,834
Production equipment	44,103	43,325
Trucks and other vehicles	19,180	17,195
Leasehold improvements	36,008	31,030
Furniture, fixtures and equipment	1,191	1,704
Other equipment	1,965	12,522
Non-real estate property, plant and equipment, at cost	141,977	142,610
Accumulated depreciation	(74,413)	(70,213)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$67,564	$72,397

During the three and six months ended June 30, 2026, the Company recorded an impairment charge of $0.6 million for certain production equipment and trucks and other vehicles due to a change in the expected use of the related assets. The fair value of the assets was estimated based on quoted prices obtained for similar assets in active markets, which is a Level 2 measurement. The impairment charge is recorded within impairment loss on the Consolidated Statements of Operations.

The Company did not record any impairment charges for non-real estate property, plant and equipment during the three and six months ended June 30, 2025.

5. Investment in Unconsolidated Real Estate Entities

The following table summarizes the Company’s investments in unconsolidated joint ventures:

Property	Property Type	Submarket	Ownership Interest	Functional Currency
Sunset Waltham Cross Studios	Future Development	Broxbourne, United Kingdom	35.0%	Pound sterling	(1)
Bentall Centre	Operating Property	Downtown Vancouver	20.0%	Canadian dollar	(2)(3)
Sunset Pier 94 Studios	Operating Property	Manhattan	51.0%	U.S. dollar	(2)(4)
Sunset Glenoaks Studios	Operating Property	Sun Valley	50.0%	U.S. dollar	(2)(5)
__________________
1.The Company owns 35.0% of the ownership interests in each of the joint venture entities that own the Sunset Waltham Cross Studios development and the joint venture entities formed to serve as the general partner and management services company for the property-owning joint venture entity.
2.The Company serves as the operating member of this joint venture.
3.The Company has provided a recourse carve-out guarantee on the joint venture’s outstanding indebtedness in the amount of $93.2 million. The likelihood of loss relating to the guarantee is remote as of June 30, 2026.
4.The Company owns 51.0% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns Sunset Pier 94 Studios and the related TRS. The Company’s resulting economic interest in the property is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a recourse carve-out guarantee in the amount of $42.2 million, a completion guarantee and a guarantee of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of June 30, 2026.
5.The Company owns 50.0% of the ownership interests in the joint venture entity that owns Sunset Glenoaks Studios and the related TRS. The Company has provided a recourse carve-out guarantee on the joint venture’s outstanding indebtedness in the amount of $53.0 million. The likelihood of loss relating to the guarantee is remote as of June 30, 2026.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.3 million and $0.1 million as of June 30, 2026 and December 31, 2025, respectively.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	June 30, 2026	December 31, 2025
ASSETS
Investment in real estate, net	$1,185,908	$1,216,273
Other assets	67,517	62,998
TOTAL ASSETS	$1,253,425	$1,279,271

LIABILITIES
Secured debt, net	$570,753	$583,173
Other liabilities	50,764	58,700
TOTAL LIABILITIES	621,517	641,873

Company’s capital(1)	181,591	184,912
Partners’ capital	450,317	452,486
TOTAL CAPITAL	631,908	637,398

TOTAL LIABILITIES AND CAPITAL	$1,253,425	$1,279,271
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the loss from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025(1)	2026	2025(1)
TOTAL REVENUES	$17,739	$16,586	$36,817	$32,266

TOTAL EXPENSES	24,689	17,461	48,036	39,158

NET LOSS	$(6,950)	$(875)	$(11,219)	$(6,892)
__________________
1.The results of Sunset Glenoaks Studios are excluded for the three and six months ended June 30, 2025, as the entity was accounted for as a consolidated joint venture during those periods.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	June 30, 2026	December 31, 2025
Deferred leasing costs and in-place lease intangibles	$247,727	$235,693
Accumulated amortization	(119,611)	(113,541)
Deferred leasing costs and in-place lease intangibles, net	128,116	122,152
Lease incentives	209,636	126,607
Accumulated amortization	(13,606)	(7,384)
Lease incentives, net	196,030	119,223
Below-market ground leases	74,930	74,930
Accumulated amortization	(25,470)	(24,188)
Below-market ground leases, net	49,460	50,742
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$388,879	$307,390

Below-market leases	$38,798	$39,268
Accumulated amortization	(23,022)	(21,496)
INTANGIBLE LIABILITIES, NET	$15,776	$17,772

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Deferred leasing costs and in-place lease intangibles(1)	$(7,753)	$(7,657)	$(15,563)	$(17,353)
Lease incentives(2)	$(3,519)	$(1,238)	$(6,220)	$(1,862)
Below-market ground leases(3)	$(640)	$(651)	$(1,281)	$(1,302)
Below-market leases(2)	$991	$1,017	$1,995	$2,048
Above-market leases(2)	$—	$(1)	$—	$(166)
Customer relationships(1)	$—	$(3,505)	$—	$(7,009)
Non-competition agreements(1)	$—	$1,136	$—	$(2,080)
__________________
1.Amortization is recorded in depreciation and amortization expense on the Consolidated Statements of Operations.
2.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.
3.Amortization is recorded in office and studio operating expenses on the Consolidated Statements of Operations.

During the three and six months ended June 30, 2026, the Company recorded a $0.3 million impairment charge related to the deferred leasing costs and intangible assets of the 2001 Gateway Place office property. During the three and six months ended June 30, 2025, the Company recorded a $0.1 million impairment charge related to the deferred leasing costs and intangible assets of the 625 Second office property. See Note 3 for details. The impairment charges are recorded within impairment loss on the Consolidated Statements of Operations.

7. Accounts Receivable

The Company’s accounting policy and methodology used to estimate the allowance for doubtful accounts related to receivables are discussed in the Company’s 2025 Annual Report on Form 10-K.

Accounts Receivable

As of June 30, 2026, accounts receivable was $22.3 million and there was a $0.8 million allowance for doubtful accounts. As of December 31, 2025, accounts receivable was $15.2 million and there was a $0.3 million allowance for doubtful accounts.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Straight-Line Rent Receivables

As of June 30, 2026, straight-line rent receivables was $205.2 million and there was no allowance for doubtful accounts. As of December 31, 2025, straight-line rent receivables was $195.4 million and there was no allowance for doubtful accounts.

8. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	June 30, 2026	December 31, 2025
Non-real estate investments	$46,902	$47,693
Interest rate derivative assets	3,284	3,360
Prepaid insurance	12,757	8,338
Deferred financing costs, net	4,468	4,667
Prepaid property tax	—	2,159
Other	18,422	20,390
PREPAID EXPENSES AND OTHER ASSETS, NET	$85,833	$86,607

Non-Real Estate Investments

The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized (loss) gain on non-real estate investments on the Consolidated Statements of Operations. During the three and six months ended June 30, 2026, the Company recognized an unrealized loss of $0.8 million and $2.8 million, respectively, on its non-real estate investments due to the changes in fair value. During the three and six months ended June 30, 2025, the Company recognized an unrealized gain of $0.2 million and an unrealized loss of $0.2 million, respectively, on its non-real estate investments due to the changes in fair value. As of June 30, 2026, the cumulative unrealized gain on the investments was $1.0 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
9. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	June 30, 2026	December 31, 2025	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$—	$—	SOFR + 1.15% to 1.60%	12/31/2029	(5)
3.95% Registered senior notes	400,000	400,000	3.95%	11/1/2027
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
5.95% Registered senior notes(6)	350,000	350,000	5.95%	2/15/2028
Total unsecured debt	1,650,000	1,650,000

Secured debt
Hollywood Media Portfolio CMBS(7)(8)	1,100,000	1,100,000	SOFR + 1.10%	8/9/2026	(9)
Acquired Hollywood Media Portfolio CMBS debt	(30,233)	(30,233)	SOFR + 2.11%	8/9/2026	(9)
Hollywood Media Portfolio CMBS, net(10)(11)	1,069,767	1,069,767
1918 Eighth CMBS(8)	285,000	285,000	6.16%	9/11/2030
Hill7 CMBS(12)	101,000	101,000	3.38%	11/6/2028
Office Portfolio CMBS(13)(14)	257,083	262,083	SOFR + 4.15%	4/9/2030	(15)
Total secured debt	1,712,850	1,717,850
Total unsecured and secured debt	3,362,850	3,367,850
Unamortized deferred financing costs/loan discounts(16)	(14,057)	(16,392)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,348,793	$3,351,458

JOINT VENTURE PARTNER DEBT(17)	$66,136	$66,136	4.50%	10/9/2032	(18)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of June 30, 2026, which may be different than the interest rates as of December 31, 2025 for the corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The annual facility fee rate ranges from 0.15% to 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of June 30, 2026, no such election had been made.
4.The Company has a total capacity of $795.3 million available under its unsecured revolving credit facility, which may be increased up to a total of $2.0 billion either in the form of an increase to an existing unsecured revolving credit facility or a new loan, including a term loan, subject to the satisfaction of certain conditions and lender commitments.
5.$333.3 million of the revolving commitments have an initial maturity date of December 21, 2025 with an option to extend the initial maturity date twice for an additional six-month term each at the sole discretion of the Company. The first extension option was exercised on December 10, 2025, and the second extension option was exercised on May 12, 2026. $462.0 million of the revolving commitments have an initial maturity date of December 31, 2028 with an option to extend the initial maturity date twice for an additional six-month term each at the sole discretion of the Company.
6.An amount equal to the net proceeds from the 5.95% registered senior notes has been allocated to new or existing eligible green projects.
7.This loan is secured by eight properties: Sunset Gower Studios, Sunset Las Palmas Studios, Sunset Bronson Studios, 6040 Sunset, Harlow, ICON, CUE and EPIC.
8.This loan is interest-only through its term.
9.Subsequent to quarter end, the Company entered into an agreement extending the maturity of the loan for an initial period through September 9, 2026 while it negotiates a potential longer-term extension.
10.The Company purchased bonds comprising the loan in the amount of $30.2 million.
11.The floating interest rate on $539.0 million of principal has been capped at 4.95% through the use of an interest rate cap. The floating interest rate on $351.2 million of principal is effectively fixed at 3.53% through the use of an interest rate swap. The floating interest rate on $179.6 million of principal is effectively fixed at 4.13% through the use of an interest rate swap.
12.This loan bears interest only at 3.38% until November 6, 2026, at which time the interest rate will increase and monthly debt service will include principal payments with a balloon payment at maturity.
13.This loan is secured by five office properties: 11601 Wilshire, 5th & Bell, 450 Alaskan, 1740 Technology and 275 Brannan.
14.The loan requires monthly payments of principal and interest. The floating interest rate on $250.0 million of principal has been effectively fixed at 3.41% through the use of an interest rate swap. The floating interest rate on $6.3 million of principal has been capped at 3.35% through the use of an interest rate cap.

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
17.This amount represents debt owed by the Ferry Building joint venture to PIMCO Prime Real Estate (“PIMCO”, formerly known as Allianz U.S. Private REIT LP), the Company’s partner in the joint venture.
18.Includes the option to extend the initial maturity date of October 9, 2028 twice for additional two-year terms each, permitting certain financial covenants are met.

Current Year Activity

During the six months ended June 30, 2026, there were no repayments or borrowings on the unsecured revolving credit facility. The Company generally uses the unsecured revolving credit facility to finance the acquisitions of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

The following table provides information regarding the future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of June 30, 2026:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2026	$1,079,767	$—
2027	410,000	—
2028	461,000	—
2029	510,000	—
2030	902,083	—
Thereafter	—	66,136
TOTAL	$3,362,850	$66,136

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

The following table summarizes existing covenants and their covenant levels as of June 30, 2026 related to our unsecured revolving credit facility and term loans:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	44.0%
Unsecured indebtedness to unencumbered asset value	≤ 60%	37.0%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.6x
Secured indebtedness to total asset value	≤ 45%	23.4%
Unencumbered NOI to unsecured interest expense	≥ 1.75x	2.3x
Minimum liquidity coverage	> $125MM	Yes

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of June 30, 2026:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	39.1%
Total unencumbered assets to unsecured debt	≥ 150%	316.8%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	2.0x
Secured debt to total assets	≤ 40%	20.6%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of June 30, 2026.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of June 30, 2026.

Interest Expense

The following table represents a reconciliation from gross interest expense to interest expense on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross interest expense(1)	$42,399	$53,137	$84,584	$102,264
Capitalized interest	(5,454)	(10,272)	(11,137)	(20,352)
Non-cash interest expense(2)	1,531	5,272	3,023	9,730
INTEREST EXPENSE	$38,476	$48,137	$76,470	$91,642
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of June 30, 2026 and December 31, 2025:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Type of Instrument	Accounting Policy(1)	Notional Amount	Effective Date	Maturity Date	Interest Rate	June 30, 2026	December 31, 2025
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$351,186	August 2023	August 2026(2)	3.53%	53	430
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$180,000	February 2024	August 2026	4.13%	(96)	(660)
Hollywood Media Portfolio CMBS	Cap	Partial cash flow hedge(3)	$1,100,000	August 2025	August 2026	4.95%	—	—
Hollywood Media Portfolio CMBS	Sold cap(4)	Mark-to-market	$561,000	August 2025	August 2026	4.95%	—	—
Office Portfolio CMBS	Cap	Mark-to-market	$475,000	March 2025	April 2027	4.96%	97	14
Office Portfolio CMBS	Sold cap(4)	Mark-to-market	$475,000	March 2025	April 2027	4.96%	(97)	(14)
Office Portfolio CMBS(5)	Cap	Cash flow hedge	$6,250	December 2025	February 2027	3.35%	9	15
Office Portfolio CMBS(6)	Swap	Cash flow hedge	$250,000	December 2025	April 2029	3.41%	3,125	(732)
N/A	Corridor	Mark-to-market	$425,000	January 2026	March 2026	0.53% - 3.35%	—	2,901
TOTAL							$3,091	$1,954
__________________
1.Accounting policy elections are as of June 30, 2026, which may be different than the policy elections as of December 31, 2025 for the corresponding instrument.
2.During the quarter ended June 30, 2026, the Company amended the terms of this cash flow hedge to extend its maturity date. The original maturity date was June 2026, with a fixed interest rate of 3.31%.
3.$539,000 of the notional amount of the Hollywood Media Portfolio CMBS cap has been designated as an effective cash flow hedge for accounting purposes. The remainder is accounted for under mark-to-market accounting.
4.The sold caps serve to offset the changes in fair value of the portion of the Hollywood Media Portfolio CMBS cap that is not designated as a cash flow hedge for accounting purposes and the change in fair value of the full Office Portfolio CMBS cap, which is not designated as a cash flow hedge for accounting purposes.
5.The notional amount decreases on a monthly basis to follow the amortization of the underlying debt instrument.
6.The notional amount will decrease on a monthly basis to follow the amortization of the underlying debt instrument commencing in February 2027.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of June 30, 2026, the Company expects $1.0 million of unrealized gain included in accumulated other comprehensive loss will be reclassified as a reduction to interest expense in the next 12 months.

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

The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a TRS for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and,

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
where applicable, state income taxes on its net income. During the three and six months ended June 30, 2026, the Company recorded an income tax provision of $0.4 million and $0.7 million, respectively. During the three and six months ended June 30, 2025, the Company recorded an income tax provision of $0.5 million and $0.6 million, respectively.

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is recognized when it is determined that it is more likely than not that a deferred tax asset will not be realized. Considering all available evidence, the realizability of the Company’s deferred tax assets is not reasonably assured; therefore, the Company has recorded a valuation allowance against substantially all of its deferred tax assets as of June 30, 2026 and December 31, 2025. As additional evidence to support the realizability of the deferred tax assets becomes available, the Company may reverse the valuation allowance.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of June 30, 2026, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2021. The Company has assessed its tax positions for all open years, which, as of June 30, 2026, included 2022 to 2024 for federal purposes and 2021 to 2024 for state purposes, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2026 to 2049.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of June 30, 2026:

Year	Amount
Remaining 2026	$251,665
2027	459,373
2028	412,779
2029	344,330
2030	289,712
Thereafter	1,288,409
TOTAL	$3,046,268

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 10 ground leases, three sound stage leases, four office leases and 16 other leases as of June 30, 2026. The weighted average remaining lease term was 22 years as of June 30, 2026. The weighted average incremental borrowing rate used to calculate the right-of-use (“ROU”) assets and lease liabilities was 5.7% as of June 30, 2026. The Company’s operating lease obligations have expiration dates ranging from 2026 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

During the three and six months ended June 30, 2026, the Company terminated three sound stage leases and recorded a loss on termination of $5.9 million. The Company also received $0.9 million of indemnification income from a third party in connection with these terminations. Both amounts are recorded in loss on lease terminations and other on the Consolidated Statements of Operations.

During the three and six months ended June 30, 2026, the Company recorded an impairment charge of $19.2 million for certain of its right-of-use assets at Quixote in connection with the announced phased wind-down of its leased sound stage facilities. The fair value of the asset group, which, as discussed in Note 3, includes the related leasehold improvements, was estimated using

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
a discounted cash flow analysis incorporating market rental rates and contractual lease terms, which is considered a Level 3 measurement. The impairment charge is recorded within impairment loss on the Consolidated Statements of Operations.

As of June 30, 2026, the present value of the remaining contractual payments of $600.3 million under the Company’s operating lease agreements was $323.5 million. The corresponding operating lease ROU assets amounted to $291.4 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of June 30, 2026:

Year	Lease Payments(1)
Remaining 2026	$16,125
2027	31,735
2028	31,610
2029	31,355
2030	28,671
Thereafter	460,797
Total operating lease payments	600,293
Less: interest portion	(276,807)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$323,486
__________________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Variable rental expense	$2,367	$1,459	$4,888	$2,454
Minimum rental expense	$9,678	$10,866	$19,775	$28,014

13. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$3,284	$—	$3,284	$—	$3,360	$—	$3,360
Interest rate derivative liabilities(2)	$—	$(193)	$—	$(193)	$—	$(1,406)	$—	$(1,406)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$46,902	$—	$—	$—	$47,693
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below represents the carrying value and fair value of the Company’s debt as of:

	June 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$1,650,000	$1,558,618	$1,650,000	$1,520,998
Secured debt(1)	$1,712,850	$1,709,125	$1,717,850	$1,715,298
Consolidated joint venture partner debt	$66,136	$62,702	$66,136	$62,390
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

14. Share/Unit-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of June 30, 2026, 0.9 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $15.19.

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

For 2024, the compensation committee of the Board (“Compensation Committee”) adopted an annual equity award program for its top three executive officers consisting of a grant of time-based operating partnership performance units and a grant of market-based operating partnership performance units. The time-based awards were to vest in equal annual installments over the applicable service vesting period, which was five years. The market-based awards were to vest upon satisfaction of both the performance and service-based requirements. In June 2025, the top three executive officers agreed to a cancellation of their 2024 performance unit equity awards, which resulted in the accelerated recognition of the remaining unamortized compensation expense of $14.3 million during the second quarter of 2025, which is recorded in general and administrative on the Consolidated Statements of Operations.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table presents the classification and amount recognized for share/unit-based compensation related to the Company’s awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Expensed share/unit-based compensation(1)(2)	$1,346	$17,889	$3,287	$23,029
Capitalized share/unit-based compensation(3)	126	449	332	862
TOTAL SHARE/UNIT-BASED COMPENSATION(4)	$1,472	$18,338	$3,619	$23,891
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

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and six months ended June 30, 2026 and 2025, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Basic and diluted net loss available to common stockholders	$(104,572)	$(83,149)	$(157,703)	$(157,857)
Denominator:
Basic weighted average common shares outstanding(1)	64,475,383	28,952,286	64,468,745	24,599,362
Effect of dilutive instruments(2)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	64,475,383	28,952,286	64,468,745	24,599,362
Basic earnings per common share	$(1.62)	$(2.87)	$(2.45)	$(6.42)
Diluted earnings per common share	$(1.62)	$(2.87)	$(2.45)	$(6.42)

__________________
1.Basic weighted average common shares outstanding includes common shares issuable upon the exercise of pre-funded warrants in the amount of 10,223,269 for the three and six months ended June 30, 2026. The warrants are exercisable at any time for nominal consideration.
2.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
and if-converted method, whichever results in more dilution. For the three and six months ended June 30, 2026 and 2025, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Basic and diluted net loss available to common unitholders	$(106,903)	$(85,358)	$(160,587)	$(162,460)
Denominator:
Basic weighted average common units outstanding(1)	65,684,497	29,667,481	65,624,575	25,316,346
Effect of dilutive instruments(2)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	65,684,497	29,667,481	65,624,575	25,316,346
Basic earnings per common unit	$(1.63)	$(2.88)	$(2.45)	$(6.42)
Diluted earnings per common unit	$(1.63)	$(2.88)	$(2.45)	$(6.42)
__________________
1.Basic weighted average common units outstanding includes common units issuable upon the exercise of pre-funded warrants in the amount of 10,223,269 for the three and six months ended June 30, 2026. The warrants are exercisable at any time for nominal consideration.
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

16. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of June 30, 2026 and December 31, 2025, there were 111,777 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company. These Series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit. The units are convertible at the option of the holder into common units or redeemable for cash or, at the Company’s election, exchangeable for registered shares of common stock.

Redeemable Non-controlling Interest in Consolidated Real Estate Entities

On October 9, 2018, the Company entered into a joint venture with PIMCO (formerly known as Allianz U.S. Private REIT LP) to purchase the Ferry Building property. The Company has a 55.0% interest in the joint venture that owns the Ferry Building property. The Company has a put right, if certain events occur, to sell its interest at fair market value. PIMCO has a put right, if certain events occur, to sell its interest at fair market value, which is a redemption right that is not solely within the control of the Company. Therefore, the non-controlling interest related to this joint venture is included as temporary equity. The put right is not currently redeemable.

The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities	Series A Redeemable Preferred Units	Consolidated Real Estate Entity
BEGINNING OF PERIOD	$2,795	$49,880	$2,795	$50,581
Distributions	—	(7)	—	(7)
Declared dividend	(44)	—	(88)	—
Net income (loss)	44	(1,029)	88	(1,730)
END OF PERIOD	$2,795	$48,844	$2,795	$48,844

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive loss (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2025	$(1,554)	$(306)	$(1,860)
Unrealized gain (loss) recognized in AOCI	4,307	(4,238)	69
Reclassification from AOCI into income(1)	(335)	—	(335)
Net change in AOCI	3,972	(4,238)	(266)
BALANCE AT JUNE 30, 2026	$2,418	$(4,544)	$(2,126)
__________________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive Loss
BALANCE AT DECEMBER 31, 2025	$(1,646)	$(282)	$(1,928)
Unrealized gain (loss) recognized in AOCI	4,460	(4,392)	68
Reclassification from AOCI into income(1)	(346)	—	(346)
Net change in AOCI	4,114	(4,392)	(278)
BALANCE AT JUNE 30, 2026	$2,468	$(4,674)	$(2,206)
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
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	June 30, 2026	December 31, 2025
Company-owned common units in the operating partnership	54,267,530	54,227,096
Company’s ownership interest percentage	97.8%	98.7%
Non-controlling common units in the operating partnership(1)	1,209,114	705,919
Non-controlling ownership interest percentage	2.2%	1.3%
_________________
1.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of June 30, 2026, this amount represents both common units and performance units of 58,076 and 1,151,038, respectively. As of December 31, 2025, this amount represents both common units and performance units of 58,076 and 647,843, respectively.

Common Stock Activity

The Company did not complete any common stock offerings during the three and six months ended June 30, 2026.

The Company has an at-the-market (“ATM”) program that permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three and six months ended June 30, 2026. A cumulative total of $65.8 million has been sold from inception of the program through June 30, 2026.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. The Company did not utilize the share repurchase program during the three and six months ended June 30, 2026. Since commencement of the program through June 30, 2026, a cumulative total of $214.7 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Common stock(1)	$—	$—	$—	$—
Common units and vested performance units(1)	$—	$—	$—	$—
Series A preferred units	$0.3906	$0.3906	$0.7812	$0.7812
Series C preferred stock	$0.296875	$0.296875	$0.593750	$0.593750

Unvested performance units(1)(2)	$—	$—	$—	$—
Payment date	June 29, 2026	June 30, 2025	N/A	N/A
Record date	June 18, 2026	June 20, 2025	N/A	N/A
_________________
1.The Company did not pay a quarterly common stock dividend during the first and second quarters of 2026 and 2025. As a result, the common unit and performance unit dividends were also suspended.
2.Performance-based units are entitled to dividends equal to the common stock dividends declared by the Company. During their vesting period, unvested performance-based units receive 10% of the declared dividend, with the remainder payable as soon as practicable after the vesting date. During the six months ended June 30, 2026, the Company paid $0.6 million of accrued dividends related to the performance units that vested on December 31, 2025.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Office segment
Core office revenues	$149,887	$152,696	$295,750	$314,865
Core office expenses
Utilities	(6,435)	(5,973)	(12,521)	(12,038)
Taxes	(14,195)	(16,244)	(29,802)	(33,217)
Administrative	(7,263)	(7,310)	(14,665)	(14,900)
Insurance	(4,157)	(5,548)	(9,370)	(12,212)
Other segment expenses(1)	(34,251)	(33,289)	(66,954)	(65,232)
Total core office expenses	(66,301)	(68,364)	(133,312)	(137,599)
Office net operating income	83,586	84,332	162,438	177,266
Studio segment
Studio revenues	35,177	34,169	68,355	67,417
Studio expenses
Rent expense & real estate taxes	(6,874)	(8,699)	(14,057)	(22,460)
Cost of goods sold	(7,443)	(5,101)	(13,448)	(9,905)
Other segment expenses(2)	(19,822)	(22,752)	(38,343)	(45,168)
Total studio expenses	(34,139)	(36,552)	(65,848)	(77,533)
Studio net operating income	1,038	(2,383)	2,507	(10,116)
TOTAL SEGMENT PROFIT	$84,624	$81,949	$164,945	$167,150
_________________
1.Includes ground lease rent, cleaning, parking, engineering, security, mechanical, electrical & plumbing and repairs & maintenance expenses.
2.Includes administrative, utilities, security, cleaning, engineering and repairs & maintenance expenses.

The table below presents the reconciliation of segment revenue to consolidated revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Office segment
Core office revenues	$149,887	$152,696	$295,750	$314,865
Chargebacks	3,234	3,137	6,045	6,179
Total office revenues	153,121	155,833	301,795	321,044
Studio segment
Total studio revenues	35,177	34,169	68,355	67,417
Total revenues	$188,298	$190,002	$370,150	$388,461

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below reconciles net loss to total profit from all segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
NET LOSS	$(104,688)	$(87,760)	$(155,592)	$(168,038)
General and administrative	12,002	27,776	24,577	46,259
Depreciation and amortization	82,133	94,751	162,855	187,836
Loss from unconsolidated real estate entities	959	205	1,396	1,459
Fee income	(964)	(1,476)	(2,071)	(2,835)
Interest expense	38,476	48,137	76,470	91,642
Interest income	(566)	(2,123)	(2,215)	(2,558)
Management services reimbursement income—unconsolidated real estate entities	(1,098)	(1,123)	(2,222)	(2,098)
Management services expense—unconsolidated real estate entities	1,098	1,123	2,222	2,098
Transaction-related expenses	682	451	783	451
Unrealized loss (gain) on non-real estate investments	840	(212)	2,802	237
Loss (gain) on sale of real estate, net	—	16	—	(10,007)
Impairment loss	50,440	—	50,440	18,476
Loss on extinguishment of debt	—	1,637	—	3,495
Loss on lease terminations and other	4,916	93	4,758	85
Income tax provision	394	454	742	648
TOTAL PROFIT FROM ALL SEGMENTS	$84,624	$81,949	$164,945	$167,150

19. Related Party Transactions

Employment Agreements

The Company entered into employment agreements with certain of its executive officers, which became effective January 1, 2025, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three and six months ended June 30, 2026, the Company recognized $1.1 million and $2.2 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized $1.1 million and $2.1 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statements of Operations.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of June 30, 2026, the Company’s ROU assets and lease liabilities related to these lease obligations were $3.6 million and $3.8 million, respectively, as compared to ROU assets and lease liabilities of $4.2 million and $4.4 million, respectively, as of December 31, 2025. During the three and six months ended June 30, 2026, the Company recognized $0.3 million and $0.5 million of related rental expense related to these leases in management services expense—unconsolidated real estate entities on the Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company recognized $0.3 million and $0.5 million, respectively, of related rental expense related to these leases in management services expense—unconsolidated real estate entities on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
20. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of June 30, 2026, the Company has contributed $44.3 million to these funds, net of distributions, with $6.7 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of June 30, 2026, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of June 30, 2026, the Company had $2.0 million in outstanding letters of credit under the unsecured revolving credit facility, the majority of which was related to the completion guarantee associated with the Sunset Pier 94 Studios development. Additionally, the Company had $3.2 million in outstanding letters of credit related to tenant improvement obligations for the properties securing the Office Portfolio CMBS loan.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of June 30, 2026, the Company had $100.9 million in related commitments.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for interest, net of capitalized interest	$67,338	$79,116
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$185,918	$99,394
Operating lease terminations and liability remeasurements	$12,432	$5,551

Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc and Hudson Pacific Properties, L.P.:

	Six Months Ended June 30,
	2026	2025
BEGINNING OF PERIOD
Cash and cash equivalents	$138,358	$63,256
Restricted cash	23,770	35,921
TOTAL	$162,128	$99,177

END OF PERIOD
Cash and cash equivalents	$80,760	$236,025
Restricted cash	24,659	31,102
TOTAL	$105,419	$267,127

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
22. Subsequent Event

On July 1, 2026, the Company sold its 2001 Gateway Place office property in the North San Jose submarket for $25.0 million, before certain credits, prorations, and closing costs. The proceeds from the sale will be used for general corporate purposes.

Subsequent to quarter end, the Company entered into an agreement extending the maturity of the loan secured by the Hollywood Media Portfolio for an initial period of 30 days while it negotiates a potential longer-term extension. There can be no assurance that a longer-term extension will be granted. The current maturity date of the loan secured by the Hollywood Media Portfolio is September 9, 2026.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at June 30, 2026, our portfolio of owned real estate included office properties comprising approximately 14.0 million square feet, studio properties comprising approximately 45 sound stages and 1.7 million square feet, and land properties comprising approximately 3.2 million square feet of undeveloped density rights. Our production services assets primarily consist of our vehicle fleet, following our decision to wind down leased stage, pro-supplies, and ancillary equipment businesses as part of Quixote’s restructuring.

The following table summarizes our consolidated and unconsolidated portfolio as of June 30, 2026:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	37	11,262,603	81.0%	81.3%	$56.78
Non-same store	1	1,532,829	93.1	93.9	29.76
Total in-service office	38	12,795,432	82.5%	82.8%	$53.13
STUDIO
Same-store(5)	3	1,204,939	83.1%	83.1%	$45.63
Non-same store(6)	2	475,084	36.2	36.2	40.83
Total in-service studio	5	1,680,023	69.8%	69.8%	$45.68
Total	43	14,475,455
Repositioning(7)	2	519,350	0.2%	0.2%	$18.00
Development(8)	1	546,000	0.5	0.5	—
Held-for-sale(9)	0	161,414	54.9	54.9	45.39
Total repositioning, development and held-for-sale	3	1,226,764	7.5%	7.5%	$43.81
Total office and studio properties	46	15,702,219
Future development(10)	6	3,162,212
TOTAL	52	18,864,431
__________________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of June 30, 2026, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended June 30, 2026, divided by (ii) total square feet, expressed as a percentage. Percent occupied/leased for studio properties is calculated based on the average percent occupied during the three months ended June 30, 2026.
3.Annualized base rent (“ABR”) per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of June 30, 2026 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of June 30, 2026. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of June 30, 2026. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of June 30, 2026. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended June 30, 2026, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of June 30, 2026.
4.Same-store office for the three months ended June 30, 2026 defined as all properties owned and included in our stabilized office portfolio as of April 1, 2025 and still owned and included in the stabilized office portfolio as of June 30, 2026.
5.Includes studio properties owned and included in our portfolio as of April 1, 2025 and still owned and included in our portfolio as of June 30, 2026.
6.Includes 231,784 square feet related to recently completed development Sunset Pier 94 studios and 243,300 square feet related to Sunset Glenoaks Studios.

7.Refer to Repositioning table in this document for the office and studio projects under repositioning as of June 30, 2026.
8.Includes 546,000 square feet related to the office development Washington 1000.
9.As of June 30, 2026, the Company classified its 2001 Gateway Place office property (part of the Gateway office complex) as held-for-sale.
10.Includes entitlement to develop up to 428,623 square feet (508 residential units) at 10900-10950 Washington.

The following table provides information regarding the 15 largest tenants in our office portfolio based on HPP’s share annualized base rent as of June 30, 2026:

	Tenant	# of Properties	Lease Expiration	Total Occupied Square Feet		HPP’s Share
						Annualized Base Rent(1)	Percent of Annualized Base Rent
1	Google, Inc.	3	2028-2029	458,054	(2)	$40,325,813	8.5%
2	City and County of San Francisco	2	2033-2067	904,363	(3)	37,240,849	7.8
3	Netflix, Inc.	3	9/30/31	722,305	(4)	27,780,826	5.8
4	Amazon	2	2030-2031	850,964	(5)	24,939,989	5.3
5	Nutanix, Inc.	2	2030	229,755	(6)	13,014,227	2.7
6	Salesforce.com	1	2027-2028	176,400	(7)	10,805,808	2.3
7	Dell EMC Corporation	2	2026-2032	130,021	(8)	9,354,339	2.0
8	Coupa Software Incorporated	1	11/30/33	100,654		8,077,212	1.7
9	Weil, Gotshal & Manges LLP	1	2026-2038	89,249	(9)	6,924,439	1.5
10	X.AI Corp.	1	10/31/31	105,536		6,838,733	1.4
11	PayPal, Inc.	1	7/17/26	131,701	(10)	6,549,823	1.4
12	Glu Mobile, Inc.	1	11/30/27	61,381		5,637,567	1.2
13	Redfin Corporation	2	2026-2027	115,968	(11)	5,135,569	1.1
14	Rivian Automotive, Inc.	1	4/30/28	55,805		5,130,385	1.1
15	Covington & Burling LLP	1	8/31/28	40,779		4,483,680	0.9
	TOTAL			4,172,935		$212,239,259	44.7%
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of June 30, 2026, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of June 30, 2026.
2.Google, Inc. expirations: (i) 208,843 square feet at Rincon Center on February 29, 2028, (ii) 207,857 square feet at 3400 Hillview on November 30, 2028 and (iii) 41,354 square feet at Ferry Building on October 31, 2029.
3.City and County of San Francisco expirations: (i) 39,573 square feet at 1455 Market on September 19, 2033, (ii) 864,084 square feet at 1455 Market on April 30, 2049 and (iii) 706 square feet at Ferry Building on April 30, 2067. City and County of San Francisco will backfill an additional 27,314 square feet at 1455 Market on January 1, 2028.
4.Netflix, Inc. expirations: (i) 326,792 square feet at ICON, (ii) 301,127 square feet at EPIC and (iii) 94,386 square feet at CUE.
5.Amazon expirations: (i) 659,150 square feet at 1918 Eighth on September 30, 2030 and (ii) 191,814 square feet at 5th & Bell on May 31, 2031.
6.Nutanix expirations: (i) 215,857 square feet at 1740 Technology on May 31, 2030 and (ii) 13,898 square feet at Metro Plaza on August 31, 2030.
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
8.Dell EMC Corporation expirations: (i) 83,549 square feet at 875 Howard on June 30, 2026 and (ii) 46,472 square feet at 505 First on April 30, 2032.
9.Weil, Gotshal & Manges, LLP expirations at Towers at Shore Center: (i) 38,420 square feet on August 31, 2026 and (ii) 50,829 square feet on February 28, 2038.
10.PayPal, Inc. has exercised their early termination right at Fourth & Traction for July 2026.
11.Redfin Corporation expirations: (i) 2,978 square feet at Gateway on September 30, 2026 and (ii) 112,990 square feet at Hill7 on July 31, 2027.

Overview

We had no property acquisitions or dispositions during the three and six months ended June 30, 2026.

Held for Sale

As of June 30, 2026, the Company classified its 2001 Gateway Place office property in the North San Jose submarket as held for sale. The property was identified as non-strategic to the Company’s portfolio and was subsequently sold on July 1, 2026. See Part I, Item 1, “Note 3 to the Consolidated Financial Statements—Investment in Real Estate,” for more detail.

In Process and Future Development Projects

The following table summarizes the properties currently under construction and future development projects as of June 30, 2026:

	Type	Submarket	Estimated Square Feet (Units)(1)	Estimated Completion Date	Estimated Stabilization Date
Recently Completed:
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q4 2024	Q4 2027

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(2)	Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(2)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(3)	Residential	Hollywood	19,816 (33 units)	TBD	TBD
10900/10950 Washington	Residential	West Los Angeles	428,623 (508 units)	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(3)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(4)	Studio	Broxbourne	1,167,347	TBD	TBD
TOTAL			3,162,212

TOTAL RECENTLY COMPLETED AND FUTURE DEVELOPMENT			3,162,212
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
2.We own 51.0% of the ownership interests in the consolidated joint venture that owns Sunset Bronson Studios, Sunset Gower Studios and Sunset Las Palmas Studios.
3.We own 20.0% of the ownership interests in the unconsolidated joint venture that owns Burrard Exchange.
4.We own 35.0% of the ownership interests in the unconsolidated joint venture that owns Sunset Waltham Cross Studios.

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

The following table summarizes the portions of office and studio projects currently under repositioning as of June 30, 2026:

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

Office Lease Expirations

The following table summarizes the lease expirations for leases in place as of June 30, 2026, plus available space, at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Annualized Base Rent(2)	Percent of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration(2)	Annualized Base Rent Per Lease Square Foot at Expiration(2)
Vacant		3,304,685
Q3-2026	47	430,850	21,248,722	4.5	58.58	21,168,452	58.36
Q4-2026	22	74,993	3,406,443	0.7	51.61	3,416,836	51.77
Total 2026	69	505,843	24,655,165	5.2	57.50	24,585,288	57.34
2027	166	1,208,194	66,099,838	13.9	57.69	67,336,165	58.77
2028	150	1,493,652	93,705,203	19.5	71.79	97,555,126	74.73
2029	118	840,222	41,484,099	8.6	63.96	45,250,812	69.77
2030	81	1,577,730	61,489,304	12.9	52.84	68,289,602	58.69
2031	83	1,638,109	71,124,196	14.9	60.06	82,238,092	69.44
2032	32	337,284	16,505,799	3.5	57.37	18,637,626	64.78
2033	33	701,238	30,389,137	6.4	52.92	37,166,742	64.73
2034	17	193,852	9,350,607	2.0	49.04	12,154,040	63.75
2035	21	439,716	10,467,666	2.2	44.47	13,098,532	55.65
Thereafter	31	1,302,343	49,524,027	10.4	43.23	79,140,827	69.08
Building management use(3)	66	393,093	—	—	—	—	—
Signed leases not commenced	7	45,286	2,264,319	0.5	66.62	2,662,346	78.33
Portfolio Total/Weighted Average	874	13,981,247	$477,059,360	100.0%	$54.84	$548,115,198	$63.01
__________________
1.Does not include 29 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of June 30, 2026 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of June 30, 2026. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of June 30, 2026. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of June 30, 2026.
3.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Renewals(1)
Number of leases	22	31	63	58
Square feet	506,846	223,100	789,500	438,280
Tenant improvement costs per square foot(2)(3)	$2.34	$17.26	$18.77	$17.88
Leasing commission costs per square foot(2)	1.72	11.23	5.48	9.88
Total tenant improvement and leasing commission costs(2)	$4.06	$28.49	$24.25	$27.76

New leases(4)
Number of leases	34	41	78	76
Square feet	787,048	334,955	1,058,415	750,070
Tenant improvement costs per square foot(2)(3)	$97.42	$54.10	$89.70	$64.90
Leasing commission costs per square foot(2)	16.53	14.26	16.48	14.33
Total tenant improvement and leasing commission costs(2)	$113.95	$68.36	$106.18	$79.23

TOTAL
Number of leases	56	72	141	134
Square feet	1,293,894	558,055	1,847,915	1,188,350
Tenant improvement costs per square foot(2)(3)	$59.27	$38.13	$58.52	$47.24
Leasing commission costs per square foot(2)	10.59	12.95	11.64	12.65
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$69.86	$51.08	$70.16	$59.89
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

Financings

During the six months ended June 30, 2026, there were no repayments or borrowings on the unsecured revolving credit facility. The Company generally uses the unsecured revolving credit facility to finance the acquisitions of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

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

In addition, some of the statements and assumptions in this Quarterly Report on Form 10-Q are forward-looking statements within the meaning of Section 27A of the Securities Act or Section 21E of the Exchange Act, including, in particular, statements about our plans, strategies and prospects as well as estimates of industry growth for the quarter and beyond. Refer to “Forward-looking Statements”.

All amounts and percentages used in this discussion of our results of operations are calculated using the numbers presented in the financial statements contained in Part I, Item 1 of this Quarterly Report rather than the rounded numbers appearing in this discussion. The dollar amounts included in the tables in this discussion of our results of operations are presented in thousands.

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

Net Loss

Net loss increased $16.9 million, or 19.3%, to $104.7 million for the three months ended June 30, 2026 compared to $87.8 million for the three months ended June 30, 2025. The reasons for the change are discussed below with respect to impairment loss and loss on lease terminations and other for the three months ended June 30, 2026, partially offset by the decrease in general and administrative expenses, depreciation and amortization and interest expense for the same period.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of April 1, 2025 and still owned and included in the stabilized portfolio as of June 30, 2026; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI (in thousands, except percentage change):

	Three Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
NET LOSS	$(104,688)	$(87,760)	$(16,928)	19.3%
Adjustments:
Loss from unconsolidated real estate entities	959	205	754	367.8
Fee income	(964)	(1,476)	512	(34.7)
Interest expense	38,476	48,137	(9,661)	(20.1)
Interest income	(566)	(2,123)	1,557	(73.3)
Management services reimbursement income—unconsolidated real estate entities	(1,098)	(1,123)	25	(2.2)
Management services expense—unconsolidated real estate entities	1,098	1,123	(25)	(2.2)
Transaction-related expenses	682	451	231	51.2
Unrealized loss (gain) on non-real estate investments	840	(212)	1,052	(496.2)
Loss on sale of real estate, net	—	16	(16)	(100.0)
Impairment loss	50,440	—	50,440	—
Loss on extinguishment of debt	—	1,637	(1,637)	(100.0)
Loss on lease terminations and other	4,916	93	4,823	5,186.0
Income tax provision	394	454	(60)	(13.2)
General and administrative	12,002	27,776	(15,774)	(56.8)
Depreciation and amortization	82,133	94,751	(12,618)	(13.3)
NOI	$84,624	$81,949	$2,675	3.3%

Same-store NOI	$91,802	$84,231	$7,571	9.0%
Non-same-store NOI	(7,178)	(2,282)	(4,896)	214.5
NOI	$84,624	$81,949	$2,675	3.3%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended June 30,
	2026	2025
Same-store office
Number of properties	37	37
Rentable square feet	11,262,603	11,496,994
Ending % leased	81.3%	73.2%
Ending % occupied	81.0%	72.5%
Average % occupied for the period	79.8%	72.4%
Average annual rental rate per square foot	$56.78	$57.57

Same-store studio
Number of properties	3	3
Rentable square feet	1,204,939	1,205,024
Average % leased for the period(1)	83.5%	74.3%
__________________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI (in thousands):

	Three Months Ended June 30,
	2026			2025
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental revenues	$148,510	$1,089	$149,599	$143,649	$6,884	$150,533
Service and other revenues	3,513	9	3,522	3,381	1,919	5,300
Total office revenues	152,023	1,098	153,121	147,030	8,803	155,833

Studio
Rental revenues	11,099	2,390	13,489	10,230	3,659	13,889
Service and other revenues	8,416	13,272	21,688	5,397	14,883	20,280
Total studio revenues	19,515	15,662	35,177	15,627	18,542	34,169

Total revenues	171,538	16,760	188,298	162,657	27,345	190,002

OPERATING EXPENSES
Office operating expenses	67,573	1,962	69,535	67,839	3,662	71,501
Studio operating expenses	12,163	21,976	34,139	10,587	25,965	36,552
Total operating expenses	79,736	23,938	103,674	78,426	29,627	108,053

Office NOI	84,450	(864)	83,586	79,191	5,141	84,332
Studio NOI	7,352	(6,314)	1,038	5,040	(7,423)	(2,383)
NOI	$91,802	$(7,178)	$84,624	$84,231	$(2,282)	$81,949

The following table gives further detail on our change in NOI (in thousands, except percentage change):

	Three Months Ended June 30, 2026 as compared to Three Months Ended June 30, 2025
	Same-store		Non-same-store		Total
	Dollar change	Percentage change	Dollar change	Percentage change	Dollar change	Percentage change
REVENUES
Office
Rental revenues	$4,861	3.4%	$(5,795)	(84.2)%	$(934)	(0.6)%
Service and other revenues	132	3.9	(1,910)	(99.5)	(1,778)	(33.5)
Total office revenues	4,993	3.4	(7,705)	(87.5)	(2,712)	(1.7)

Studio
Rental revenues	869	8.5	(1,269)	(34.7)	(400)	(2.9)
Service and other revenues	3,019	55.9	(1,611)	(10.8)	1,408	6.9
Total studio revenues	3,888	24.9	(2,880)	(15.5)	1,008	3.0

Total revenues	8,881	5.5	(10,585)	(38.7)	(1,704)	(0.9)

OPERATING EXPENSES
Office operating expenses	(266)	(0.4)	(1,700)	(46.4)	(1,966)	(2.7)
Studio operating expenses	1,576	14.9	(3,989)	(15.4)	(2,413)	(6.6)
Total operating expenses	1,310	1.7	(5,689)	(19.2)	(4,379)	(4.1)

Office NOI	5,259	6.6	(6,005)	(116.8)	(746)	(0.9)
Studio NOI	2,312	45.9	1,109	(14.9)	3,421	(143.6)
NOI	$7,571	9.0%	$(4,896)	214.5%	$2,675	3.3%

NOI increased $2.7 million, or 3.3%, for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025, primarily resulting from:

•a $7.6 million increase in same-store NOI driven by:
•an increase in office NOI of $5.3 million primarily driven by the following 2026 activity: an extension of the City of San Francisco lease at our 1455 Market property, prior period tax refunds received at our Skyport Plaza property and a reduction in operating expenses at our 901 Market property in connection with its repositioning project. The increase was partially offset by lease terminations at our Hill7 property; and
•an increase in studio NOI of $2.3 million driven by higher production activity at our Sunset Gower Studios and Sunset Las Palmas Studios properties during the second quarter of 2026.
•offset by a $4.9 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $6.0 million primarily resulting from the sale of our Element LA property in the fourth quarter of 2025, the commencement of a repositioning project at 6040 Sunset in the first quarter of 2026 and increased operating expenses at our Washington 1000 property after it was placed in service during the first quarter of 2026; partially offset by
•an increase in studio NOI of $1.1 million due to cost-savings initiatives at Quixote and the deconsolidation of our Sunset Glenoaks Studios property during the third quarter of 2025.

Other (Expenses) Income

Loss from unconsolidated real estate entities

We recorded a $1.0 million loss from unconsolidated real estate entities for the three months ended June 30, 2026 compared to a loss of $0.2 million for the three months ended June 30, 2025. The change was primarily driven by mark-to-market adjustments for an interest rate swap that does not qualify for hedge accounting, as well as our Sunset Pier 94 Studios property becoming operational during the first quarter of 2026.

Fee income

We recognized fee income of $1.0 million for the three months ended June 30, 2026 compared to $1.5 million for the three months ended June 30, 2025. The change was primarily due to a reduction in development fees associated with our Sunset Pier 94 Studios development project, which was substantially completed during the first quarter of 2026.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended June 30,
	2026	2025	Dollar Change	Percentage Change
Gross interest expense(1)	$42,399	$53,137	$(10,738)	(20.2)%
Capitalized interest	(5,454)	(10,272)	4,818	(46.9)
Non-cash interest expense(2)	1,531	5,272	(3,741)	(71.0)
TOTAL	$38,476	$48,137	$(9,661)	(20.1)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $10.7 million, or 20.2%, to $42.4 million for the three months ended June 30, 2026 compared to $53.1 million for the three months ended June 30, 2025. The decrease was primarily due to a lower outstanding balance on the unsecured line of credit and lower reference rates on our floating rate debt during the second quarter of 2026, the deconsolidation of our Sunset Glenoaks Studios property in the third quarter of 2025 and the 2025 repayments of the Element LA loan and Series B, C and D notes.

Capitalized interest decreased by $4.8 million, or 46.9%, to $5.5 million for the three months ended June 30, 2026 compared to $10.3 million for the three months ended June 30, 2025 primarily due to the completion of our Washington 1000 and Sunset Pier 94 Studios development projects and the cessation of interest capitalization at our Sunset Glenoaks Studios property in the second quarter of 2025. The decrease was partially offset by an increase in construction activity at our 6040 Sunset property.

Non-cash interest expense decreased by $3.7 million, or 71.0%, to $1.5 million for the three months ended June 30, 2026 compared to $5.3 million for the three months ended June 30, 2025. The decrease was primarily related to changes in the fair value of our derivative instruments not accounted for as cash flow hedges.

Interest income

Interest income decreased by $1.6 million, or 73.3%, to $0.6 million for the three months ended June 30, 2026 compared to $2.1 million for the three months ended June 30, 2025. The change was driven by a decrease in cash deposits in interest-bearing accounts.

Transaction-related expenses

Transaction-related expenses increased by $0.2 million, or 51.2%, to $0.7 million for the three months ended June 30, 2026 compared to $0.5 million for the three months ended June 30, 2025. The increase was primarily related to legal expenses incurred in connection with the phased wind-down of leased sound stage facilities and Atlanta-area operations at Quixote.

Unrealized loss (gain) on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $0.8 million for the three months ended June 30, 2026 compared to an unrealized gain of $0.2 million for the three months ended June 30, 2025, which were due to the observable changes in the fair value of the investments.

Impairment loss

During the three months ended June 30, 2026, we recorded an impairment loss of $50.4 million primarily related to the phased wind-down of leased sound stage facilities at Quixote and our 2001 Gateway Place office property, which was held for sale as of June 30, 2026 and subsequently sold on July 1, 2026. We did not record any impairment charges during the three months ended June 30, 2025.

Loss on extinguishment of debt

During the three months ended June 30, 2025, we recognized a loss on extinguishment of debt of $1.6 million related to the early repayment of the Series B, C and D notes. No gain or loss on extinguishment of debt was recognized during the three months ended June 30, 2026.

Loss on lease terminations and other

Loss on lease terminations and other increased by $4.8 million, or 5,186.0%, to $4.9 million for the three months ended June 30, 2026 compared to $0.1 million for the three months ended June 30, 2025. The increase was primarily related to the termination of certain Quixote leases in connection with the phased wind-down of leased sound stage facilities and Atlanta-area operations at Quixote, partially offset by indemnification income from a third party in connection with the lease terminations.

General and administrative expenses

General and administrative expenses decreased by $15.8 million, or 56.8%, to $12.0 million for the three months ended June 30, 2026 compared to $27.8 million for the three months ended June 30, 2025. The decrease was primarily due to the accelerated recognition of $14.3 million of compensation expense related to the cancellation of the 2024 performance unit equity awards by the Company’s top three executive officers during the three months ended June 30, 2025.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $12.6 million, or 13.3%, to $82.1 million for the three months ended June 30, 2026 compared to $94.8 million for the three months ended June 30, 2025. The decrease was primarily driven by the Quixote impairment charge recorded during the fourth quarter of 2025, which resulted in a lower depreciable basis for our non-real estate property, plant and equipment, and the accelerated depreciation of tenant improvements related to an early lease termination at our 6040 Sunset property in 2025 with no comparable activity in 2026. The decrease was partially offset by the commencement of depreciation and amortization at our Washington 1000 property, which was placed in service in 2026.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

Net Loss

Net loss decreased $12.4 million, or 7.4%, to $155.6 million for the six months ended June 30, 2026 compared to $168.0 million for the six months ended June 30, 2025. The reasons for the change are discussed below with respect to the decrease in general and administrative expenses, depreciation and amortization expense and interest expense during the six months ended June 30, 2026, partially offset by increases in impairment loss and loss on lease terminations and other and a non-recurring gain on sale of real estate recognized during the six months ended June 30, 2025.

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2025 and still owned and included in the stabilized portfolio as of June 30, 2026; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Six Months Ended June 30,		Dollar Change	Percentage Change
	2026	2025
NET LOSS	$(155,592)	$(168,038)	$12,446	(7.4)%
Adjustments:
Loss from unconsolidated real estate entities	1,396	1,459	(63)	(4.3)
Fee income	(2,071)	(2,835)	764	(26.9)
Interest expense	76,470	91,642	(15,172)	(16.6)
Interest income	(2,215)	(2,558)	343	(13.4)
Management services reimbursement income—unconsolidated real estate entities	(2,222)	(2,098)	(124)	5.9
Management services expense—unconsolidated real estate entities	2,222	2,098	124	5.9
Transaction-related expenses	783	451	332	73.6
Unrealized loss on non-real estate investments	2,802	237	2,565	1,082.3
Gain on sale of real estate, net	—	(10,007)	10,007	(100.0)
Impairment loss	50,440	18,476	31,964	173.0
Loss on extinguishment of debt	—	3,495	(3,495)	(100.0)
Loss on lease terminations and other	4,758	85	4,673	5,497.6
Income tax provision	742	648	94	14.5
General and administrative	24,577	46,259	(21,682)	(46.9)
Depreciation and amortization	162,855	187,836	(24,981)	(13.3)
NOI	$164,945	$167,150	$(2,205)	(1.3)%

Same-store NOI	178,939	175,981	2,958	1.7%
Non-same-store NOI	(13,994)	(8,831)	(5,163)	58.5
NOI	$164,945	$167,150	$(2,205)	(1.3)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Six Months Ended June 30,
	2026	2025
Same-store office
Number of properties	37	37
Rentable square feet	11,262,603	11,496,994
Ending % leased	81.3%	73.2%
Ending % occupied	81.0%	72.5%
Average % occupied for the period	77.5%	72.6%
Average annual rental rate per square foot	$56.78	$57.57

Same-store studio
Number of properties	3	3
Rentable square feet	1,204,939	1,205,024
Average % occupied for the period(1)	83.5%	74.3%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Six Months Ended June 30,
	2026			2025
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental revenues	$292,814	$2,013	$294,827	$291,602	$17,324	$308,926
Service and other revenues	6,962	6	6,968	8,293	3,825	12,118
Total office revenues	299,776	2,019	301,795	299,895	21,149	321,044

Studio
Rental revenues	22,194	5,092	27,286	20,606	6,935	27,541
Service and other revenues	16,930	24,139	41,069	12,019	27,857	39,876
Total studio revenues	39,124	29,231	68,355	32,625	34,792	67,417

Total revenues	338,900	31,250	370,150	332,520	55,941	388,461

OPERATING EXPENSES
Office operating expenses	135,622	3,735	139,357	134,958	8,820	143,778
Studio operating expenses	24,339	41,509	65,848	21,581	55,952	77,533
Total operating expenses	159,961	45,244	205,205	156,539	64,772	221,311

Office NOI	164,154	(1,716)	162,438	164,937	12,329	177,266
Studio NOI	14,785	(12,278)	2,507	11,044	(21,160)	(10,116)
NOI	$178,939	$(13,994)	$164,945	$175,981	$(8,831)	$167,150

The following table gives further detail on our change in NOI (in thousands, except percentage change):

	Six Months Ended June 30, 2026 as compared to Six Months Ended June 30, 2025
	Same-Store		Non-Same-Store		Total
	Dollar change	Percentage change	Dollar change	Percentage change	Dollar change	Percentage change
REVENUES
Office
Rental revenues	$1,212	0.4%	$(15,311)	(88.4)%	$(14,099)	(4.6)%
Service and other revenues	(1,331)	(16.0)	(3,819)	(99.8)	(5,150)	(42.5)
Total office revenues	(119)	—	(19,130)	(90.5)	(19,249)	(6.0)

Studio
Rental revenues	1,588	7.7	(1,843)	(26.6)	(255)	(0.9)
Service and other revenues	4,911	40.9	(3,718)	(13.3)	1,193	3.0
Total studio revenues	6,499	19.9	(5,561)	(16.0)	938	1.4

Total revenues	6,380	1.9	(24,691)	(44.1)	(18,311)	(4.7)

OPERATING EXPENSES
Office operating expenses	664	0.5	(5,085)	(57.7)	(4,421)	(3.1)
Studio operating expenses	2,758	12.8	(14,443)	(25.8)	(11,685)	(15.1)
Total operating expenses	3,422	2.2	(19,528)	(30.1)	(16,106)	(7.3)

Office NOI	(783)	(0.5)	(14,045)	(113.9)	(14,828)	(8.4)
Studio NOI	3,741	33.9	8,882	(42.0)	12,623	(124.8)
NOI	$2,958	1.7%	$(5,163)	58.5%	$(2,205)	(1.3)%

NOI decreased $2.2 million, or 1.3%, for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025, primarily resulting from:

•a $5.2 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $14.0 million primarily resulting from the sales of our Element LA, Foothill Research Center and 625 Second properties in 2025, increased operating expenses at our Washington 1000 property after it was placed in service during the first quarter of 2026 and the commencement of a repositioning project at our 6040 Sunset property in the first quarter of 2026; partially offset by
•an increase in studio NOI of $8.9 million primarily related to a significant reduction in operating expenses at Quixote due to cost-savings initiatives and the commencement of the phased wind-down of leased sound stage facilities and Atlanta-area operations in 2026, as well as the deconsolidation of our Sunset Glenoaks Studios property in the third quarter of 2025.
•partially offset by a $3.0 million increase in same-store NOI driven by:
•an increase in studio NOI of $3.7 million primarily due to higher production activity at our Sunset Las Palmas and Sunset Gower Studios properties in 2026; partially offset by
•a decrease in office NOI of $0.8 million primarily due to higher operating expenses at our 1455 Market property in 2026 due to the lease-up of the building and lower ground rent expense at our Palo Alto Square property in 2025, offset by prior period tax refunds at our Skyport Plaza property in 2026 and lower operating expenses at our 901 Market property in 2026 in connection with its repositioning project.

Other (Expenses) Income

Loss from unconsolidated real estate entities

We recorded a $1.4 million loss from unconsolidated real estate entities for the six months ended June 30, 2026 compared to a loss of $1.5 million for the six months ended June 30, 2025. The change was primarily driven by mark-to-market adjustments for an interest rate swap that does not qualify for hedge accounting, as well as our Sunset Pier 94 Studios property becoming operational during the first quarter of 2026.

Fee income

We recognized fee income of $2.1 million for the six months ended June 30, 2026 compared to $2.8 million for the six months ended June 30, 2025. The change was primarily due to a reduction in development fees associated with our Sunset Pier 94 Studios development project, which was substantially completed during the first quarter of 2026.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percentage Change
Gross interest expense(1)	$84,584	$102,264	$(17,680)	(17.3)%
Capitalized interest	(11,137)	(20,352)	9,215	(45.3)
Non-cash interest expense(2)	3,023	9,730	(6,707)	(68.9)
TOTAL	$76,470	$91,642	$(15,172)	(16.6)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $17.7 million, or 17.3%, to $84.6 million for the six months ended June 30, 2026 compared to $102.3 million for the six months ended June 30, 2025. The decrease was primarily due to a lower outstanding balance on the unsecured line of credit, lower reference rates on our floating rate debt, the deconsolidation of our Sunset Glenoaks Studios property in the third quarter of 2025, and various loan repayments in 2025, including the loan secured by Element LA, the Series B, C and D notes and the partial repayment of the Office CMBS loan.

Capitalized interest decreased by $9.2 million, or 45.3%, to $11.1 million for the six months ended June 30, 2026 compared to $20.4 million for the six months ended June 30, 2025 primarily due to the completion of our Washington 1000 and Sunset Pier 94 Studios development projects and the cessation of interest capitalization at our Sunset Glenoaks Studios property in the second quarter of 2025. The decrease was partially offset by an increase in construction activity at our 6040 Sunset property.

Non-cash interest expense decreased by $6.7 million, or 68.9%, to $3.0 million for the six months ended June 30, 2026 compared to $9.7 million for the six months ended June 30, 2025. The decrease was primarily related to changes in the fair value of our derivative instruments not accounted for as cash flow hedges.

Interest income

Interest income decreased by $0.4 million, or 13.4%, to $2.2 million for the six months ended June 30, 2026 compared to $2.6 million for the six months ended June 30, 2025. The change was driven by a decrease in cash deposits in interest-bearing accounts, partially offset by interest earned on a refundable payroll tax credit.

Transaction-related expenses

Transaction-related expenses increased by $0.3 million, or 73.6%, to $0.8 million for the six months ended June 30, 2026 compared to $0.5 million for the six months ended June 30, 2025. The increase was primarily related to legal expenses incurred in connection with the phased wind-down of leased sound stage facilities and Atlanta-area operations at Quixote.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on our non-real estate investments of $2.8 million for the six months ended June 30, 2026 compared to a loss of $0.2 million for the six months ended June 30, 2025, which were due to the observable changes in the fair value of the investments.

Gain on sale of real estate, net

During the six months ended June 30, 2025, we recognized a net gain on sale of real estate of $10.0 million attributable to the sales of our Foothill Research Center and Maxwell properties. No gain or loss on sale was recognized during the six months ended June 30, 2026.

Impairment loss

During the six months ended June 30, 2026, we recorded an impairment loss of $50.4 million primarily related to the phased wind-down of leased sound stage facilities at Quixote and our 2001 Gateway Place office property, which was held for sale as of June 30, 2026 and subsequently sold on July 1, 2026. During the six months ended June 30, 2025, we recorded an impairment loss of $18.5 million due to a reduction in the estimated holding period for our 625 Second office property, which was subsequently sold.

Loss on extinguishment of debt

During the six months ended June 30, 2025, we recognized a loss on extinguishment of debt of $3.5 million related to the early repayment of the loan secured by our Element LA property and the Series B, C and D notes. No gain or loss on extinguishment of debt was recognized during the six months ended June 30, 2026.

Loss on lease terminations and other

Loss on lease terminations and other increased by $4.7 million, or 5,497.6%, to $4.8 million for the six months ended June 30, 2026 compared to $0.1 million for the six months ended June 30, 2025. The increase was primarily related to the termination of certain Quixote leases due to the phased wind-down of leased sound stage facilities and Atlanta-area operations at Quixote, partially offset by indemnification income from a third party in connection with the lease terminations.

General and administrative expenses

General and administrative expenses decreased by $15.8 million, or 56.8%, to $12.0 million for the six months ended June 30, 2026 compared to $27.8 million for the six months ended June 30, 2025. The decrease was primarily due to the accelerated recognition of $14.3 million of compensation expense related to the cancellation of the 2024 performance unit equity awards by the Company’s top three executive officers during the six months ended June 30, 2025.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $25.0 million, or 13.3%, to $162.9 million for the six months ended June 30, 2026 compared to $187.8 million for the six months ended June 30, 2025. The decrease was primarily related to the following non-recurring activity during the six months ended June 30, 2025: accelerated depreciation of tenant improvements related to early lease terminations at our 6040 Sunset, Quixote and Hill7 properties; disposals of transportation assets at Quixote; accelerated amortization of a non-competition agreement intangible asset at Quixote; and accelerated depreciation related to the demolition of an unused building structure at our Sunset Las Palmas Studios property for its conversion to a parking lot, as well as the effect of the sales of our Foothill Research Center, Maxwell and 625 Second properties in 2025. The decrease was partially offset by the commencement of depreciation and amortization at our Washington 1000 property, which was placed in service in 2026.

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

Liquidity Sources

We had approximately $80.8 million of cash and cash equivalents at June 30, 2026. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses and debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock. We did not utilize the ATM program during the three and six months ended June 30, 2026. A cumulative total of $65.8 million has been sold from inception of the program through June 30, 2026. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of June 30, 2026 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility	$795,250	$—	$795,250
Bentall Centre(1)(2)(3)	93,195	93,195	—
Sunset Pier 94 Studios construction loan(1)(2)	46,810	42,247	4,563
TOTAL	$935,255	$135,442	$799,813
__________________
1.Amounts are presented at HPP’s share.
2.This loan is held by an unconsolidated joint venture.
3.The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of June 30, 2026.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. As of June 30, 2026, the credit ratings for our senior unsecured debt were B2, B and B+ from Moody’s, Standard and Poor’s and Fitch, respectively.

The following table sets forth our ratio of debt to total market capitalization (counting Series A redeemable preferred units as debt) as of June 30, 2026 (in thousands, except percentage):

Market Capitalization
Unsecured and secured debt(1)	$3,362,850
Series A redeemable preferred units	2,795
Total consolidated debt	3,365,645
Equity capitalization(2)	1,440,169
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$4,805,814
Total consolidated debt/total consolidated market capitalization	70.0%
__________________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), pre-funded warrants, OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $15.19, as reported by the NYSE, on June 30, 2026, as well as the aggregate value of the Series C preferred stock liquidation preference as of June 30, 2026.

Outstanding Indebtedness

The following table sets forth information as of June 30, 2026 and December 31, 2025 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	June 30, 2026	December 31, 2025
Unsecured debt	$1,650,000	$1,650,000
Secured debt	$1,712,850	$1,717,850
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of June 30, 2026.

Liquidity Uses

Contractual Obligations

During the six months ended June 30, 2026, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2025 Annual Report on Form 10-K. Refer to Part I, Item 1 “Note 9 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. Refer to Part I, Item 1 “Note 12 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. Refer to Part I, Item 1 “Note 20 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

Cash Flows

Comparison of the cash flow activity for the six months ended June 30, 2026 to the six months ended June 30, 2025 is as follows (in thousands, except percentage change):

	Six Months Ended June 30,
	2026	2025	Dollar Change	Percentage Change
Net cash provided by operating activities	$36,286	$28,496	$7,790	27.3%
Net cash used in investing activities	$(74,200)	$(8,078)	$(66,122)	818.5%
Net cash (used in) provided by financing activities	$(18,795)	$147,532	$(166,327)	(112.7)%

Cash and cash equivalents and restricted cash were $105.4 million and $162.1 million as of June 30, 2026 and December 31, 2025, respectively.

Operating Activities

Net cash provided by operating activities increased by $7.8 million, or 27.3%, to $36.3 million for the six months ended June 30, 2026 compared to $28.5 million for the six months ended June 30, 2025. The increase primarily resulted from favorable working capital movements during the six months ended June 30, 2026, partially offset by higher payments related to lease incentive costs.

Investing Activities

Net cash used in investing activities increased by $66.1 million, or 818.5%, to $74.2 million for the six months ended June 30, 2026, compared to $8.1 million for the six months ended June 30, 2025. The increase primarily resulted from an $88.3 million decrease in proceeds from sales of real estate, partially offset by a $17.6 million decrease in additions to investment in real estate during the six months ended June 30, 2026.

Financing Activities

Net cash used in financing activities was $18.8 million for the six months ended June 30, 2026, a change of $166.3 million, or 112.7%, compared to $147.5 million of cash provided by financing activities for the six months ended June 30, 2025. The change was primarily driven by $656.8 million of net proceeds raised in our offering of common stock and pre-funded warrants in June 2025. The activity was partially offset by a year-over-year decrease in debt financing activity, including a $473.7 million decrease in payments of notes payable, net of proceeds from notes payable, and a $12.1 million decrease in loan costs.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about our unconsolidated joint venture indebtedness as of June 30, 2026 (in thousands, except for percentages):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20.0%	$465,976	$—	$465,976	CORRA + 2.30%	7/1/2027
Sunset Glenoaks Studios(2)(3)	50.0%	$105,993	$—	$105,993	SOFR + 3.10%	1/9/2027
Sunset Pier 94 Studios(4)(5)	25.6%	$165,345	$17,855	$183,200	SOFR + 4.75%	9/9/2028
__________________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of June 30, 2026. This loan is interest-only through its term.
(2)This loan has an initial interest rate of SOFR + 3.10% per annum until certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The maturity date includes the effect of extension options.
(3)Amount drawn includes principal of $100.6 million and accrued payment-in-kind interest of $5.4 million as of June 30, 2026.
(4)The floating interest rate on $165.3 million of principal has been capped at 4.00% through the use of an interest rate cap.
(5)This loan has an initial interest rate of SOFR + 4.75% per annum until stabilization of the project, at which time the effective interest rate will decrease to SOFR + 4.00%. This loan is interest-only through its term. The maturity date includes the effect of extension options.

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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(104,688)	$(87,760)	$(155,592)	$(168,038)
Adjustments:
Depreciation and amortization—consolidated	82,133	94,751	162,855	187,836
Depreciation and amortization—non-real estate assets	(3,598)	(8,785)	(7,039)	(18,434)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	1,727	1,113	3,203	2,158
Loss (gain) on sale of real estate, net	—	16	—	(10,007)
Impairment loss—real estate assets	50,440	—	50,440	18,476
Unrealized loss (gain) on non-real estate investments	840	(212)	2,802	237
FFO attributable to non-controlling interests	(6,162)	(5,152)	(12,875)	(10,005)
FFO attributable to preferred shares and units	(5,091)	(5,168)	(10,182)	(10,361)
FFO TO COMMON STOCK/UNIT HOLDERS	$15,601	$(11,197)	$33,612	$(8,138)

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2025 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the six months ended June 30, 2026 to the information provided in Part II, Item 7A, of our 2025 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the second quarter of 2026, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the second quarter of 2026, we issued an aggregate of 27,795 shares of our common stock in connection with the vesting of restricted stock awards for no cash consideration, out of which 2,289 shares of common stock were forfeited to us in connection with tax withholding obligations. For each share of common stock issued by us in connection with such an award, our operating partnership issued a restricted common unit to us as provided in our operating partnership’s Agreement of Limited Partnership. During the second quarter of 2026, our operating partnership issued an aggregate of 25,506 units to us in connection with these transactions.

All other issuances of unregistered equity securities of our operating partnership during the six months ended June 30, 2026 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $7.2 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three months ended June 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

On July 31, 2026, we and our operating partnership entered into a Limited Waiver Agreement (the "Waiver") to the Fourth Amended and Restated Credit Agreement dated December 21, 2021, as amended (the "Credit Agreement"), by and among the Company and operating partnership, the guarantors party thereto, the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent, with respect to the specified loans described on Schedule A thereto (the "Specified Loans"). The Specified Loans consist of the loan secured by the Hollywood Media Portfolio, the loan secured by the Hill7 property and the loan secured by the Sunset Glenoaks property. The Waiver excludes the Specified Loans from the definition of “Material Indebtedness” solely for the purposes of Section 11(d) of the Credit Agreement regarding cross defaults. The foregoing description of the Waiver is qualified in its entirety by reference to the text of the Waiver, a copy of which has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Subsequent to quarter end, the Company entered into an agreement extending the maturity of the loan secured by the Hollywood Media Portfolio for an initial period of 30 days while it negotiates a potential longer-term extension. There can be no assurance that a longer-term extension will be granted. The current maturity date of the loan secured by the Hollywood Media Portfolio is September 9, 2026.

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
10.1
Limited Waiver Agreement, dated July 31, 2026, by and among Hudson Pacific Partnership, Inc., Hudson Pacific Properties, L.P., the guarantors party thereto, the lenders identified therein and Wells Fargo Bank, National Association, as administrative agent.+

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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 10, 2026	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	August 10, 2026	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 10, 2026	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	August 10, 2026	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)