Form 10-Q
period 2026-09-30
Hudson Pacific Properties, Inc.; Hudson Pacific Properties, L.P.
filed 2026-11-06
CIK 1482512, 1496264

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

The number of shares of common stock of Hudson Pacific Properties, Inc. outstanding at November 3, 2026 was 54,302,575.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2026 of Hudson Pacific Properties, Inc., a Maryland corporation, and Hudson Pacific Properties, L.P., a Maryland limited partnership. Unless otherwise indicated or unless the context requires otherwise, all references in this report to “we,” “us,” “our,” or “our Company” refer to Hudson Pacific Properties, Inc. together with its consolidated subsidiaries, including Hudson Pacific Properties, L.P. In statements regarding qualification as a REIT, such terms refer solely to Hudson Pacific Properties, Inc. Unless otherwise indicated or unless the context requires otherwise, all references to “our operating partnership” or “the operating partnership” refer to Hudson Pacific Properties, L.P. together with its consolidated subsidiaries.
Hudson Pacific Properties, Inc. is a real estate investment trust, or REIT, and the sole general partner of our operating partnership. As of September 30, 2026, Hudson Pacific Properties, Inc. owned approximately 96.7% of the ownership interest in our operating partnership (including unvested restricted units). The remaining approximately 3.3% interest was owned by certain of our executive officers and directors, certain of their affiliates and other outside investors and includes unvested operating partnership performance units. As the sole general partner of our operating partnership, Hudson Pacific Properties, Inc. has the full, exclusive and complete responsibility for our operating partnership’s day-to-day management and control.
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

HUDSON PACIFIC PROPERTIES, INC. AND HUDSON PACIFIC PROPERTIES, L.P.

PART I—FINANCIAL INFORMATION
ITEM 1.          FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, INC.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Investment in real estate, at cost	$7,420,950	$7,793,299
Accumulated depreciation and amortization	(2,039,688)	(1,953,048)
Investment in real estate, net	5,381,262	5,840,251
Non-real estate property, plant and equipment, net	51,668	72,397
Cash and cash equivalents	160,533	138,358
Restricted cash	44,035	23,770
Accounts receivable, net	11,309	14,923
Straight-line rent receivables, net	207,933	195,425
Deferred leasing costs and intangible assets, net	389,735	307,390
Operating lease right-of-use assets	283,042	333,258
Prepaid expenses and other assets, net	93,189	86,607
Investment in unconsolidated real estate entities	253,566	246,835
Goodwill	8,754	8,754
Assets associated with real estate held for sale	84,321	—
TOTAL ASSETS	$6,969,347	$7,267,968

LIABILITIES AND EQUITY
Liabilities
Unsecured and secured debt, net	$3,347,461	$3,351,458
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	319,664	209,382
Operating lease liabilities	309,907	343,886
Intangible liabilities, net	14,783	17,772
Security deposits, prepaid rent and other	88,175	74,369
Liabilities associated with real estate held for sale	1,340	—
Total liabilities	4,147,466	4,063,003

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	2,795	2,795
Redeemable non-controlling interest in consolidated real estate entities	49,591	50,581

Equity
Hudson Pacific Properties, Inc. stockholders' equity:
4.750% Series C cumulative redeemable preferred stock, $0.01 par value, $25.00 per share liquidation preference, 18,400,000 authorized, 17,000,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	425,000	425,000
Common stock, $0.01 par value, 103,200,000 authorized, 54,277,747 and 54,227,096 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	529	529
Additional paid-in capital	2,173,015	2,548,488
Accumulated other comprehensive income (loss)	5,901	(1,860)
Total Hudson Pacific Properties, Inc. stockholders’ equity	2,604,445	2,972,157
Non-controlling interest—members in consolidated real estate entities	57,028	67,869
Non-controlling interest—units in the operating partnership	108,022	111,563
Total equity	2,769,495	3,151,589
TOTAL LIABILITIES AND EQUITY	$6,969,347	$7,267,968

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Office
Rental revenues	$144,743	$148,290	$439,570	$457,216
Service and other revenues	3,868	6,289	10,836	18,407
Total office revenues	148,611	154,579	450,406	475,623
Studio
Rental revenues	12,492	13,567	39,778	41,108
Service and other revenues	19,790	18,471	60,859	58,347
Total studio revenues	32,282	32,038	100,637	99,455
Total revenues	180,893	186,617	551,043	575,078
OPERATING EXPENSES
Office operating expenses	71,066	71,577	210,423	215,355
Studio operating expenses	27,412	32,382	93,260	109,915
General and administrative	12,341	13,709	36,918	59,968
Depreciation and amortization	77,859	94,085	240,714	281,921
Total operating expenses	188,678	211,753	581,315	667,159
OTHER (EXPENSES) INCOME
Loss from unconsolidated real estate entities	(503)	(744)	(1,899)	(2,203)
Fee income	1,049	1,082	3,120	3,917
Interest expense	(40,938)	(41,726)	(117,408)	(133,368)
Interest income	713	2,212	2,928	4,770
Management services reimbursement income—unconsolidated real estate entities	1,071	1,084	3,293	3,182
Management services expense—unconsolidated real estate entities	(1,071)	(1,084)	(3,293)	(3,182)
Transaction-related expenses	(262)	(139)	(1,045)	(590)
Unrealized loss on non-real estate investments	(9,189)	(2,098)	(11,991)	(2,335)
(Loss) gain on sale of real estate, net	(20,284)	—	(20,284)	10,007
Impairment loss	(147,825)	—	(198,265)	(18,476)
Loss on deconsolidation of real estate entity	—	(77,907)	—	(77,907)
Loss on extinguishment of debt	—	(207)	—	(3,702)
Gain (loss) on lease terminations, sale of assets and other	3,153	601	(1,605)	516
Total other expenses	(214,086)	(118,926)	(346,449)	(219,371)
Loss before income tax provision	(221,871)	(144,062)	(376,721)	(311,452)
Income tax provision	(331)	(24)	(1,073)	(672)
Net loss	(222,202)	(144,086)	(377,794)	(312,124)
Net income attributable to Series A preferred units	(44)	(53)	(132)	(320)
Net income attributable to Series C preferred shares	(5,047)	(5,047)	(15,141)	(15,141)
Net loss attributable to non-controlling interest in consolidated real estate entities	3,330	9,966	6,787	24,108
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,053	974	2,783	2,771
Net loss attributable to common units in the operating partnership	4,853	1,779	7,737	6,382
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(218,057)	$(136,467)	$(375,760)	$(294,324)

BASIC AND DILUTED PER SHARE AMOUNTS
Net loss attributable to common stockholders—basic	$(3.38)	$(2.12)	$(5.83)	$(7.74)
Net loss attributable to common stockholders—diluted	$(3.38)	$(2.12)	$(5.83)	$(7.74)
Weighted average shares of common stock outstanding—basic	64,491,988	64,433,043	64,476,578	38,023,167
Weighted average shares of common stock outstanding—diluted	64,491,988	64,433,043	64,476,578	38,023,167

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(222,202)	$(144,086)	$(377,794)	$(312,124)
Currency translation adjustments	27	(3,792)	(4,365)	10,042
Net unrealized gains (losses) on derivative instruments:
Unrealized gains	7,929	159	12,389	—
Reclassification adjustment for realized gains (losses)	340	(1,822)	(6)	(4,501)
Total net unrealized gains (losses) on derivative instruments	8,269	(1,663)	12,383	(4,501)
Total other comprehensive income (loss)	8,296	(5,455)	8,018	5,541
Comprehensive loss	(213,906)	(149,541)	(369,776)	(306,583)
Comprehensive income attributable to Series A preferred units	(44)	(53)	(132)	(320)
Comprehensive income attributable to Series C preferred stock	(5,047)	(5,047)	(15,141)	(15,141)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	3,329	9,858	6,786	23,913
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,053	974	2,783	2,771
Comprehensive loss attributable to non-controlling interest in the operating partnership	5,097	1,921	7,993	6,192
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(209,518)	$(141,888)	$(367,487)	$(289,168)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive (Loss) Income	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2026	$425,000	54,267,530	$529	$2,390,943	$—	$(2,126)	$111,114	$61,437	$2,986,897
Contributions	—	—	—	—	—	—	—	6,027	6,027
Distributions	—	—	—	—	—	—	—	(7,107)	(7,107)
Exercise of pre-funded warrants	—	9,006	—	—	—	—	—	—	—
Declared dividend	(5,047)	—	—	(218,059)	218,057	—	—	—	(5,049)
Amortization of share/unit-based compensation	—	—	—	131	—	—	1,493	—	1,624
Redemption of common units in the operating partnership	—	1,211	—	—	—	—	—	—	—
Net income (loss)	5,047	—	—	—	(218,057)	—	(4,853)	(3,330)	(221,193)
Other comprehensive income	—	—	—	—	—	8,027	268	1	8,296
Balance, September 30, 2026	$425,000	54,277,747	$529	$2,173,015	$—	$5,901	$108,022	$57,028	$2,769,495

Balance, December 31, 2025	$425,000	54,227,096	$529	$2,548,488	$—	$(1,860)	$111,563	$67,869	$3,151,589
Contributions	—	—	—	—	—	—	—	16,979	16,979
Distributions	—	—	—	—	—	—	—	(21,034)	(21,034)
Settlement of restricted stock units for shares of common stock	—	48,149	—	—	—	—	—	—	—
Transaction costs	—	—	—	(98)	—	—	—	—	(98)
Exercise of pre-funded warrants	—	9,006	—	—	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(7,715)	—	(78)	—	—	—	—	(78)
Declared dividend	(15,141)	—	—	(375,789)	375,760	—	(526)	—	(15,696)
Amortization of share/unit-based compensation	—	—	—	492	—	—	4,466	—	4,958
Redemption of common units in the operating partnership	—	1,211	—	—	—	—	—	—	—
Net income (loss)	15,141	—	—	—	(375,760)	—	(7,737)	(6,787)	(375,143)
Other comprehensive income	—	—	—	—	—	7,761	256	1	8,018
Balance, September 30, 2026	$425,000	54,277,747	$529	$2,173,015	$—	$5,901	$108,022	$57,028	$2,769,495

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, Inc. Stockholders’ Equity						Non-controlling Interest
	Series C Cumulative Redeemable Preferred Stock	Shares of Common Stock	Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Units in the Operating Partnership	Members in Consolidated Real Estate Entities	Total Equity
Balance, June 30, 2025	$425,000	54,164,380	$3,779	$2,935,476	$—	$2,160	$110,343	$153,574	$3,630,332
Contributions	—	—	—	—	—	—	—	19,683	19,683
Distributions	—	—	—	—	—	—	—	(3,521)	(3,521)
Purchase of non-controlling interest	—	—	—	23,644	—	—	—	(23,644)	—
Deconsolidation of real estate entity	—	—	—	—	—	—	—	(62,534)	(62,534)
Transaction costs	—	—	—	(609)	—	—	—	—	(609)
Exercise of pre-funded warrants	—	30,152	1	(1)	—	—	—	—	—
Settlement of restricted stock units for shares of common stock	—	10,226	1	(1)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	—	—	(42)	—	—	—	—	(42)
Declared dividend	(5,047)	—	—	(136,467)	136,467	—	—	—	(5,047)
Amortization of share/unit-based compensation	—	—	—	616	—	—	3,080	—	3,696
Net income (loss)	5,047	—	—	—	(136,467)	—	(1,779)	(9,966)	(143,165)
Other comprehensive (loss) income	—	—	—	—	—	(5,421)	(142)	108	(5,455)
Balance, September 30, 2025	$425,000	54,204,758	$3,781	$2,822,616	$—	$(3,261)	$111,502	$73,700	$3,433,338

Balance, December 31, 2024	$425,000	20,182,702	$1,403	$2,437,484	$—	$(8,417)	$93,715	$169,452	$3,118,637
Contributions	—	—	—	—	—	—	—	29,608	29,608
Distributions	—	—	—	—	—	—	—	(15,269)	(15,269)
Purchase of non-controlling interest	—	—	—	23,644	—	—	—	(23,644)	—
Deconsolidation of real estate entity	—	—	—	—	—	—	—	(62,534)	(62,534)
Sale of common stock	—	33,936,236	2,374	521,018	—	—	—	—	523,392
Sale of pre-funded warrants	—	—	—	138,451	—	—	—	—	138,451
Transaction costs	—	—	—	(5,648)	—	—	—	—	(5,648)
Exercise of pre-funded warrants	—	30,152	1	(1)	—	—	—	—	—
Settlement of restricted stock units for shares of common stock	—	65,359	4	(4)	—	—	—	—	—
Shares withheld to satisfy tax withholding obligations	—	(9,691)	(1)	(236)	—	—	—	—	(237)
Declared dividend	(15,141)	—	—	(294,410)	294,324	—	(267)	—	(15,494)
Amortization of share/unit-based compensation	—	—	—	1,826	—	—	25,056	—	26,882
Redemption of common units in the operating partnership	—	—	—	492	—	—	(810)	—	(318)
Net income (loss)	15,141	—	—	—	(294,324)	—	(6,382)	(24,108)	(309,673)
Other comprehensive income	—	—	—	—	—	5,156	190	195	5,541
Balance, September 30, 2025	$425,000	54,204,758	$3,781	$2,822,616	$—	$(3,261)	$111,502	$73,700	$3,433,338

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(377,794)	$(312,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	240,714	281,921
Non-cash interest expense	5,344	12,302
Amortization of share/unit-based compensation	4,909	26,607
Straight-line rents	(15,079)	(4,886)
Straight-line rent expense	2,990	3,137
Amortization of above- and below-market leases, net	(2,988)	(2,894)
Amortization of above- and below-market ground leases, net	1,922	1,953
Amortization of lease incentive costs	10,423	3,898
Loss from unconsolidated real estate entities	1,899	2,203
Unrealized loss on non-real estate investments	11,991	2,335
Gain on sale of non-real estate property, plant and equipment	(611)	—
Loss on extinguishment of debt	—	3,702
Loss (gain) on sale of real estate, net	20,284	(10,007)
Gain from insurance proceeds	—	(609)
Loss on deconsolidation of real estate entity	—	77,907
Impairment loss	198,265	18,476
Deferred tax benefit	—	(10)
Non-cash gain on lease terminations	(5,964)	—
Change in operating assets and liabilities:
Accounts receivable	3,436	1,013
Deferred leasing costs and lease intangibles	(64,645)	(34,130)
Prepaid expenses and other assets	(7,275)	(16,742)
Accounts payable, accrued liabilities and other	33,708	18,082
Security deposits, prepaid rent and other	16,122	(10,461)
Net cash provided by operating activities	77,651	61,673
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	80,874	88,251
Proceeds from sales of non-real estate property, plant and equipment	15,327	—
Additions to investment in real estate	(83,573)	(109,137)
Insurance proceeds for damaged property, plant and equipment	—	1,174
Cash disposed on deconsolidation of real estate entity	—	(12,430)
Contributions to unconsolidated real estate entities	(13,943)	(14,810)
Distributions from unconsolidated real estate entities	1,268	837
Additions to non-real estate property, plant and equipment	(5,814)	(15,876)
Contributions to non-real estate investments	(3,682)	(3,029)
Distributions from non-real estate investments	—	924
Net cash used in investing activities	(9,543)	(64,096)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	—	1,291,000
Payments of unsecured and secured debt	(7,500)	(1,801,467)
Payments of loan costs	—	(18,777)
Fee for prepayment of notes payable	—	(2,966)
Proceeds from sale of common stock	—	523,392
Proceeds from sale of pre-funded warrants	—	138,451
Transaction costs	—	(5,648)
Redemption of series A preferred units	—	(7,020)
Redemption of common units in the operating partnership	—	(318)
Dividends paid to common stock and unitholders	(555)	(353)
Dividends paid to preferred stock and unitholders	(15,273)	(15,461)
Contributions from redeemable non-controlling members in consolidated real estate entities	1,800	2,765
Distributions to redeemable non-controlling members in consolidated real estate entities	(7)	(7)
Contributions from non-controlling members in consolidated real estate entities	16,979	29,608
Distributions to non-controlling members in consolidated real estate entities	(21,034)	(15,269)
Payments to satisfy tax withholding obligations	(78)	(237)
Net cash (used in) provided by financing activities	(25,668)	117,693
Net increase in cash and cash equivalents and restricted cash	42,440	115,270
Cash and cash equivalents and restricted cash—beginning of period	162,128	99,177
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$204,568	$214,447

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1.             FINANCIAL STATEMENTS OF HUDSON PACIFIC PROPERTIES, L.P.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED BALANCE SHEETS
(in thousands, except unit data)

	September 30, 2026 (unaudited)	December 31, 2025
ASSETS
Investment in real estate, at cost	$7,420,950	$7,793,299
Accumulated depreciation and amortization	(2,039,688)	(1,953,048)
Investment in real estate, net	5,381,262	5,840,251
Non-real estate property, plant and equipment, net	51,668	72,397
Cash and cash equivalents	160,533	138,358
Restricted cash	44,035	23,770
Accounts receivable, net	11,309	14,923
Straight-line rent receivables, net	207,933	195,425
Deferred leasing costs and intangible assets, net	389,735	307,390
Operating lease right-of-use assets	283,042	333,258
Prepaid expenses and other assets, net	93,189	86,607
Investment in unconsolidated real estate entities	253,566	246,835
Goodwill	8,754	8,754
Assets associated with real estate held for sale	84,321	—
TOTAL ASSETS	$6,969,347	$7,267,968

LIABILITIES AND CAPITAL
Liabilities
Unsecured and secured debt, net	$3,347,461	$3,351,458
Joint venture partner debt	66,136	66,136
Accounts payable, accrued liabilities and other	319,664	209,382
Operating lease liabilities	309,907	343,886
Intangible liabilities, net	14,783	17,772
Security deposits, prepaid rent and other	88,175	74,369
Liabilities associated with real estate held for sale	1,340	—
Total liabilities	4,147,466	4,063,003

Commitments and contingencies (Note 20)

Redeemable preferred units of the operating partnership	2,795	2,795
Redeemable non-controlling interest in consolidated real estate entities	49,591	50,581

Capital
Hudson Pacific Properties, L.P. partners’ capital
4.750% Series C cumulative redeemable preferred units, $25.00 per unit liquidation preference, 17,000,000 units outstanding at September 30, 2026 and December 31, 2025	425,000	425,000
Common units, 55,485,650 and 54,933,015 outstanding at September 30, 2026 and December 31, 2025, respectively	2,281,378	2,660,648
Accumulated other comprehensive income (loss)	6,089	(1,928)
Total Hudson Pacific Properties, L.P. partners’ capital	2,712,467	3,083,720
Non-controlling interest—members in consolidated real estate entities	57,028	67,869
Total capital	2,769,495	3,151,589
TOTAL LIABILITIES AND CAPITAL	$6,969,347	$7,267,968

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUES
Office
Rental revenues	$144,743	$148,290	$439,570	$457,216
Service and other revenues	3,868	6,289	10,836	18,407
Total office revenues	148,611	154,579	450,406	475,623
Studio
Rental revenues	12,492	13,567	39,778	41,108
Service and other revenues	19,790	18,471	60,859	58,347
Total studio revenues	32,282	32,038	100,637	99,455
Total revenues	180,893	186,617	551,043	575,078
OPERATING EXPENSES
Office operating expenses	71,066	71,577	210,423	215,355
Studio operating expenses	27,412	32,382	93,260	109,915
General and administrative	12,341	13,709	36,918	59,968
Depreciation and amortization	77,859	94,085	240,714	281,921
Total operating expenses	188,678	211,753	581,315	667,159
OTHER (EXPENSES) INCOME
Loss from unconsolidated real estate entities	(503)	(744)	(1,899)	(2,203)
Fee income	1,049	1,082	3,120	3,917
Interest expense	(40,938)	(41,726)	(117,408)	(133,368)
Interest income	713	2,212	2,928	4,770
Management services reimbursement income—unconsolidated real estate entities	1,071	1,084	3,293	3,182
Management services expense—unconsolidated real estate entities	(1,071)	(1,084)	(3,293)	(3,182)
Transaction-related expenses	(262)	(139)	(1,045)	(590)
Unrealized loss on non-real estate investments	(9,189)	(2,098)	(11,991)	(2,335)
(Loss) gain on sale of real estate, net	(20,284)	—	(20,284)	10,007
Impairment loss	(147,825)	—	(198,265)	(18,476)
Loss on deconsolidation of real estate entity	—	(77,907)	—	(77,907)
Loss on extinguishment of debt	—	(207)	—	(3,702)
Gain (loss) on lease terminations, sale of assets and other	3,153	601	(1,605)	516
Total other expenses	(214,086)	(118,926)	(346,449)	(219,371)
Loss before income tax provision	(221,871)	(144,062)	(376,721)	(311,452)
Income tax provision	(331)	(24)	(1,073)	(672)
Net loss	(222,202)	(144,086)	(377,794)	(312,124)
Net loss attributable to non-controlling interest in consolidated real estate entities	3,330	9,966	6,787	24,108
Net loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,053	974	2,783	2,771
Net loss attributable to Hudson Pacific Properties, L.P.	(217,819)	(133,146)	(368,224)	(285,245)
Net income attributable to Series A preferred units	(44)	(53)	(132)	(320)
Net income attributable to Series C preferred units	(5,047)	(5,047)	(15,141)	(15,141)
NET LOSS AVAILABLE TO COMMON UNITHOLDERS	$(222,910)	$(138,246)	$(383,497)	$(300,706)

BASIC AND DILUTED PER UNIT AMOUNTS
Net loss attributable to common unitholders—basic	$(3.39)	$(2.12)	$(5.84)	$(7.76)
Net loss attributable to common unitholders—diluted	$(3.39)	$(2.12)	$(5.84)	$(7.76)
Weighted average shares of common units outstanding—basic	65,699,891	65,139,038	65,649,957	38,736,447
Weighted average shares of common units outstanding—diluted	65,699,891	65,139,038	65,649,957	38,736,447

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(222,202)	$(144,086)	$(377,794)	$(312,124)
Currency translation adjustments	27	(3,792)	(4,365)	10,042
Net unrealized gains (losses) on derivative instruments:
Unrealized gains	7,929	159	12,389	—
Reclassification adjustment for realized gains (losses)	340	(1,822)	(6)	(4,501)
Total net unrealized gains (losses) on derivative instruments	8,269	(1,663)	12,383	(4,501)
Total other comprehensive income (loss)	8,296	(5,455)	8,018	5,541
Comprehensive loss	(213,906)	(149,541)	(369,776)	(306,583)
Comprehensive income attributable to Series A preferred units	(44)	(53)	(132)	(320)
Comprehensive income attributable to Series C preferred units	(5,047)	(5,047)	(15,141)	(15,141)
Comprehensive loss attributable to non-controlling interest in consolidated real estate entities	3,329	9,858	6,786	23,913
Comprehensive loss attributable to redeemable non-controlling interest in consolidated real estate entities	1,053	974	2,783	2,771
COMPREHENSIVE LOSS ATTRIBUTABLE TO PARTNERS’ CAPITAL	$(214,615)	$(143,809)	$(375,480)	$(295,360)

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive (Loss) Income	Total Partners’ Capital		Total Capital
Balance, June 30, 2026	$425,000	55,476,644	$2,502,666	$(2,206)	$2,925,460	$61,437	$2,986,897
Contributions	—	—	—	—	—	6,027	6,027
Distributions	—	—	—	—	—	(7,107)	(7,107)
Exercise of pre-funded warrants	—	9,006	—	—	—	—	—
Declared distributions	(5,047)	—	(2)	—	(5,049)	—	(5,049)
Amortization of unit-based compensation	—	—	1,624	—	1,624	—	1,624
Net income (loss)	5,047	—	(222,910)	—	(217,863)	(3,330)	(221,193)
Other comprehensive income	—	—	—	8,295	8,295	1	8,296
Balance, September 30, 2026	$425,000	55,485,650	$2,281,378	$6,089	$2,712,467	$57,028	$2,769,495

Balance, December 31, 2025	$425,000	54,933,015	$2,660,648	$(1,928)	$3,083,720	$67,869	$3,151,589
Contributions	—	—	—	—	—	16,979	16,979
Distributions	—	—	—	—	—	(21,034)	(21,034)
Issuance of common units	—	551,344	—	—	—	—	—
Transaction costs	—	—	(98)	—	(98)	—	(98)
Exercise of pre-funded warrants	—	9,006	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(7,715)	(78)	—	(78)	—	(78)
Declared distributions	(15,141)	—	(555)	—	(15,696)	—	(15,696)
Amortization of unit-based compensation	—	—	4,958	—	4,958	—	4,958
Net income (loss)	15,141	—	(383,497)	—	(368,356)	(6,787)	(375,143)
Other comprehensive income	—	—	—	8,017	8,017	1	8,018
Balance, September 30, 2026	$425,000	55,485,650	$2,281,378	$6,089	$2,712,467	$57,028	$2,769,495

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CAPITAL
(unaudited, in thousands, except share data)

	Hudson Pacific Properties, L.P. Partners’ Capital					Non-controlling Interest—Members in Consolidated Real Estate Entities
	Preferred Units	Number of Common Units	Common Units	Accumulated Other Comprehensive Income (Loss)	Total Partners’ Capital		Total Capital
Balance, June 30, 2025	$425,000	54,870,299	$3,049,562	$2,196	$3,476,758	$153,574	$3,630,332
Contributions	—	—	—	—	—	19,683	19,683
Distributions	—	—	—	—	—	(3,521)	(3,521)
Purchase of non-controlling interest	—	—	23,644	—	23,644	(23,644)	—
Deconsolidation of real estate entity	—	—	—	—	—	(62,534)	(62,534)
Transaction costs	—	—	(609)	—	(609)	—	(609)
Exercise of pre-funded warrants	—	30,152	—	—	—	—	—
Issuance of common units	—	10,194	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	—	(42)	—	(42)	—	(42)
Declared distributions	(5,047)	—	—	—	(5,047)	—	(5,047)
Amortization of unit-based compensation	—	—	3,696	—	3,696	—	3,696
Net income (loss)	5,047	—	(138,246)	—	(133,199)	(9,966)	(143,165)
Other comprehensive (loss) income	—	—	—	(5,563)	(5,563)	108	(5,455)
Balance, September 30, 2025	$425,000	54,910,645	$2,938,005	$(3,367)	$3,359,638	$73,700	$3,433,338

Balance, December 31, 2024	$425,000	20,724,979	$2,532,898	$(8,713)	$2,949,185	$169,452	$3,118,637
Contributions	—	—	—	—	—	29,608	29,608
Distributions	—	—	—	—	—	(15,269)	(15,269)
Purchase of non-controlling interest	—	—	23,644	—	23,644	(23,644)	—
Deconsolidation of real estate entity	—	—	—	—	—	(62,534)	(62,534)
Issuance of common units	—	34,185,861	523,392	—	523,392	—	523,392
Issuance of pre-funded warrants	—	—	138,451	—	138,451	—	138,451
Transaction costs	—	—	(5,648)	—	(5,648)	—	(5,648)
Exercise of pre-funded warrants	—	30,152	—	—	—	—	—
Units withheld to satisfy tax withholding obligations	—	(9,691)	(237)	—	(237)	—	(237)
Declared distributions	(15,141)	—	(353)	—	(15,494)	—	(15,494)
Amortization of unit-based compensation	—	—	26,882	—	26,882	—	26,882
Redemption of common units	—	(20,656)	(318)	—	(318)	—	(318)
Net income (loss)	15,141	—	(300,706)	—	(285,565)	(24,108)	(309,673)
Other comprehensive income	—	—	—	5,346	5,346	195	5,541
Balance, September 30, 2025	$425,000	54,910,645	$2,938,005	$(3,367)	$3,359,638	$73,700	$3,433,338

The accompanying notes are an integral part of these consolidated financial statements.

HUDSON PACIFIC PROPERTIES, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(377,794)	$(312,124)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	240,714	281,921
Non-cash interest expense	5,344	12,302
Amortization of unit-based compensation	4,909	26,607
Straight-line rents	(15,079)	(4,886)
Straight-line rent expenses	2,990	3,137
Amortization of above- and below-market leases, net	(2,988)	(2,894)
Amortization of above- and below-market ground leases, net	1,922	1,953
Amortization of lease incentive costs	10,423	3,898
Loss from unconsolidated real estate entities	1,899	2,203
Unrealized loss on non-real estate investments	11,991	2,335
Loss on extinguishment of debt	—	3,702
Loss (gain) on sale of real estate, net	20,284	(10,007)
Gain on sale of non-real estate property, plant and equipment	(611)	—
Gain from insurance proceeds	—	(609)
Loss on deconsolidation of real estate entity	—	77,907
Impairment loss	198,265	18,476
Deferred tax benefit	—	(10)
Non-cash gain on lease terminations	(5,964)	—
Change in operating assets and liabilities:
Accounts receivable	3,436	1,013
Deferred leasing costs and lease intangibles	(64,645)	(34,130)
Prepaid expenses and other assets	(7,275)	(16,742)
Accounts payable, accrued liabilities and other	33,708	18,082
Security deposits, prepaid rent and other	16,122	(10,461)
Net cash provided by operating activities	77,651	61,673
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of real estate	80,874	88,251
Proceeds from sales of non-real estate property, plant and equipment	15,327	—
Additions to investment in real estate	(83,573)	(109,137)
Insurance proceeds for damaged property, plant and equipment	—	1,174
Cash disposed on deconsolidation of real estate entity	—	(12,430)
Contributions to unconsolidated real estate entities	(13,943)	(14,810)
Distributions from unconsolidated real estate entities	1,268	837
Additions to non-real estate property, plant and equipment	(5,814)	(15,876)
Contributions to non-real estate investments	(3,682)	(3,029)
Distributions from non-real estate investments	—	924
Net cash used in investing activities	(9,543)	(64,096)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from unsecured and secured debt	—	1,291,000
Payments of unsecured and secured debt	(7,500)	(1,801,467)
Payments of loan costs	—	(18,777)
Fee for prepayment of notes payable	—	(2,966)
Proceeds from issuance of common units	—	523,392
Proceeds from issuance of pre-funded warrants	—	138,451
Transaction costs	—	(5,648)
Redemption of series A preferred units	—	(7,020)
Redemption of common units	—	(318)
Distributions paid to common unitholders	(555)	(353)
Distributions paid to preferred unitholders	(15,273)	(15,461)
Contributions from redeemable non-controlling members in consolidated real estate entities	1,800	2,765
Distributions to redeemable non-controlling members in consolidated real estate entities	(7)	(7)
Contributions from non-controlling members in consolidated real estate entities	16,979	29,608
Distributions to non-controlling members in consolidated real estate entities	(21,034)	(15,269)
Payments to satisfy tax withholding obligations	(78)	(237)
Net cash (used in) provided by financing activities	(25,668)	117,693
Net increase in cash and cash equivalents and restricted cash	42,440	115,270
Cash and cash equivalents and restricted cash—beginning of period	162,128	99,177
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH—END OF PERIOD	$204,568	$214,447

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

The Company’s portfolio consists of properties primarily located throughout the United States, Western Canada and Greater London, United Kingdom. The following table summarizes the Company’s portfolio as of September 30, 2026:

Segments	Number of Properties	Square Feet (unaudited)
Consolidated portfolio
Office	38	11,842,440
Studio	3	1,230,183
Future development	5	1,708,688
Total consolidated portfolio	46	14,781,311
Unconsolidated portfolio(1)
Office(2)	1	1,551,268
Studio(3)	2	477,615
Future development(4)	2	1,617,347
Total unconsolidated portfolio	5	3,646,230
TOTAL	51	18,427,541
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

As of September 30, 2026, the Company has determined that its operating partnership and 18 joint ventures met the definition of a VIE. 10 of these joint ventures are consolidated and eight are unconsolidated. The operating partnership met the definition of a VIE and is consolidated.

Substantially all of the assets and liabilities of the Company are related to the operating partnership VIE. The assets and credit of certain VIEs can only be used to satisfy those VIEs’ own contractual obligations, and the VIEs’ creditors have no recourse to the general credit of the Company.

Consolidated Joint Ventures

As of September 30, 2026, the operating partnership has determined that 10 of its joint ventures meet the definition of a VIE and are consolidated:

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
__________________
1.Sunset Services Holdings, LLC is the taxable REIT subsidiary ("TRS") that owns the Company's interests in the TRS subsidiaries related to Sunset Bronson Studios, Sunset Gower Studios, Sunset Las Palmas Studios and Sunset Pier 94 Studios.
2.Hudson Media and Entertainment Management, LLC manages the following properties: Sunset Gower Studios, Sunset Bronson Studios, Sunset Las Palmas Studios, 6040 Sunset, ICON, CUE, EPIC and Harlow (collectively, “Hollywood Media Portfolio”).

Unconsolidated Joint Ventures

As of September 30, 2026, the Company has determined it is not the primary beneficiary of eight of its joint ventures that are VIEs. Due to its significant influence over the unconsolidated entities, the Company accounts for them using the equity method of accounting. Under the equity method, the Company initially records the investment at cost and subsequently adjusts for equity in earnings or losses and cash contributions and distributions. Refer to Note 5 for further details regarding our investments in unconsolidated joint ventures.

In the third quarter of 2025, a cash sweep for Sunset Glenoaks Studios commenced in accordance with the terms of the agreement for the loan secured by the property. As a result, the Company updated its VIE assessment of Sun Valley Peoria, LLC,

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
the owner of Sunset Glenoaks Studios, and Sun Valley Services, LLC, the related TRS, and concluded that it was no longer the VIEs’ primary beneficiary as it did not have the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance. Therefore, the Company deconsolidated the VIEs and accounts for its interests therein using the equity method of accounting, as it continues to have significant influence over the entities.

Revenue from Contracts with Customers

The following table summarizes the Company’s revenue streams that are accounted for under ASC 606 for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Ancillary revenues	$18,624	$17,375	$57,024	$54,947
Other revenues	$4,473	$6,824	$12,978	$20,106
Studio-related tenant recoveries	$561	$561	$1,693	$1,701
Management fee income	$1,049	$1,082	$3,120	$3,917
Management services reimbursement income	$1,071	$1,084	$3,293	$3,182

The following table summarizes the Company’s receivables that are accounted for under ASC 606 as of:

	September 30, 2026	December 31, 2025
Ancillary revenues	$5,189	$5,609
Other revenues	$1,303	$961
Studio-related tenant recoveries	$33	$258

Goodwill

As of September 30, 2026 and December 31, 2025, the carrying value of goodwill was $8.8 million. No impairment of goodwill was recorded during the nine months ended September 30, 2026 and 2025.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements. The amendments are intended to more closely align hedge accounting with the economics of an entity's risk management activities and make targeted improvements to simplify the application of the hedge accounting guidance. The amendments are effective for the Company's annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted on any date on or after November 25, 2025. The Company early adopted ASU 2025-09 effective October 15, 2026, on a prospective basis, and its existing cash flow hedging relationships continue to qualify for hedge accounting. The adoption did not have a material impact on the Company’s consolidated financial statements.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
3. Investment in Real Estate

The following table summarizes the Company’s investment in real estate, at cost as of:

	September 30, 2026	December 31, 2025
Land	$1,043,555	$1,116,786
Building and improvements	5,648,740	5,912,087
Tenant improvements	713,010	694,713
Furniture and fixtures	5,075	5,210
Property under development	10,570	64,503
INVESTMENT IN REAL ESTATE, AT COST	$7,420,950	$7,793,299

Acquisitions of Real Estate

The Company had no acquisitions of real estate during the nine months ended September 30, 2026.

Dispositions of Real Estate

The following table summarizes information on dispositions completed during the nine months ended September 30, 2026 and 2025. These properties were considered non-strategic to the Company’s portfolio:

Property	Segment	Date of Disposition	Square Feet (unaudited)	Sales Price(1) (in millions)	(Loss) Gain on Sale(2) (in millions)
2026 Dispositions
2001 Gateway Place	Office	7/1/2026	161,000	$25.0	$(0.5)
875/899 Howard	Office	9/24/2026	284,492	$65.5	$(19.8)
Total 2026 Dispositions				$90.5	$(20.3)

2025 Dispositions
Maxwell	Office	1/22/2025	102,963	$46.0	$(2.2)
Foothill Research Center	Office	3/4/2025	195,121	$23.0	$12.2
625 Second	Office	5/30/2025	138,354	$28.0	$—
Total 2025 Dispositions				$97.0	$10.0
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Held for Sale

As of September 30, 2026, the Company classified two of its properties as held for sale: the 419,000 square-foot (unaudited) Skyport Plaza office property, located in the North San Jose submarket, and a 23,868 square-foot (unaudited) studio facility located in Albuquerque, New Mexico. The properties were identified as non-strategic assets to the Company’s portfolio and were subsequently sold on October 15, 2026. The following table summarizes the components of the assets and liabilities associated with the real estate held for sale as of September 30, 2026:

	Skyport Plaza	Studio Facility

ASSETS
Investment in real estate, net	$74,953	$7,878
Accounts receivables and straight-line rent receivables, net	776	299
Deferred leasing costs and intangible assets, net	256	107
Prepaid expenses and other assets, net	—	52
ASSETS ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$75,985	$8,336

LIABILITIES
Accounts payable, accrued liabilities and other	$922	$55
Security deposits and prepaid rent	363	—
LIABILITIES ASSOCIATED WITH REAL ESTATE HELD FOR SALE	$1,285	$55

Impairment of Long-Lived Assets

The following table summarizes information on impairment charges recorded during the three and nine months ended September 30, 2026:

				Impairment Recognized (in millions)
Asset (Asset Group)	Segment	Valuation Basis	Fair Value Hierarchy Level	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Hill7(1)	Office	Income approach	Level 3	$98.2	$98.2
Skyport Plaza(1)	Office	Contractual sales price	Level 2	48.8	48.8
2001 Gateway Place(1)	Office	Contractual sales price	Level 2	—	18.3
Quixote Stages(2)	Studio	Income approach	Level 3	—	12.0
TOTAL				$147.0	$177.3
__________________
1.The impairment charge reflects a shortened expected holding period for the property and a reduction in the carrying value of the property to its estimated fair value.
2.The impairment charge relates to leasehold improvements within the Quixote Stages asset group and was recorded in connection with the announced phased wind-down of Quixote’s leased sound stage facilities. The fair value of the asset group, which includes the right-of-use assets related to the leases (see Note 12), was estimated using a discounted cash flow analysis incorporating market rental rates and contractual lease terms.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
4. Non-Real Estate Property, Plant and Equipment, net

The following table summarizes the Company’s non-real estate property, plant and equipment, net as of:

	September 30, 2026	December 31, 2025
Trailers	$38,981	$36,834
Production equipment	5,173	43,325
Trucks and other vehicles	14,134	17,195
Leasehold improvements	35,786	31,030
Furniture, fixtures and equipment	1,130	1,704
Other equipment	2,104	12,522
Non-real estate property, plant and equipment, at cost	97,308	142,610
Accumulated depreciation	(45,640)	(70,213)
NON-REAL ESTATE PROPERTY, PLANT AND EQUIPMENT, NET	$51,668	$72,397

On September 15, 2026, the Company sold certain Quixote assets, including production equipment and trucks, for a gross sales price of $14.0 million. In connection with the sale, the Company recorded a gain on sale of $0.1 million during the three and nine months ended September 30, 2026 within gain (loss) on lease terminations, sale of assets and other on the Consolidated Statements of Operations.

During the nine months ended September 30, 2026, the Company recorded an impairment charge of $0.6 million for certain production equipment and trucks and other vehicles due to a change in the expected use of the related assets. The fair value of the assets was estimated based on quoted prices obtained for similar assets in active markets, which is a Level 2 measurement. The impairment charge is recorded within impairment loss on the Consolidated Statement of Operations.

The Company did not record any impairment charges for non-real estate property, plant and equipment during the nine months ended September 30, 2025.

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
3.The Company has provided a recourse carve-out guarantee on the joint venture’s outstanding indebtedness in the amount of $93.2 million. The likelihood of loss relating to the guarantee is remote as of September 30, 2026.
4.The Company owns 51.0% of the ownership interests in an upper-tier joint venture entity that owns 50.1% of the ownership interests in the lower-tier joint venture entity that owns Sunset Pier 94 Studios and the related TRS. The Company’s resulting economic interest in the property is 25.6%. The Company has provided various guarantees for the lower-tier joint venture’s construction loan, including a recourse carve-out guarantee in the amount of $43.4 million, a completion guarantee and a guarantee of interest and carry. The likelihood of loss relating to the completion guarantee is remote as of September 30, 2026. In October 2026, the requirements of the completion guarantee were satisfied and the guarantee was terminated.
5.The Company owns 50.0% of the ownership interests in the joint venture entity that owns Sunset Glenoaks Studios and the related TRS. The Company has provided a recourse carve-out guarantee on the joint venture’s outstanding indebtedness in the amount of $53.9 million. The likelihood of loss relating to the guarantee is remote as of September 30, 2026.

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

The Company held ownership interests in other immaterial unconsolidated joint ventures in the total of $0.2 million and $0.1 million as of September 30, 2026 and December 31, 2025, respectively.

The table below presents the combined and condensed balance sheets for the Company’s unconsolidated joint ventures:

	September 30, 2026	December 31, 2025
ASSETS
Investment in real estate, net	$1,185,077	$1,216,273
Other assets	61,944	62,998
TOTAL ASSETS	$1,247,021	$1,279,271

LIABILITIES
Secured debt, net	$573,040	$583,173
Other liabilities	41,058	58,700
TOTAL LIABILITIES	614,098	641,873

Company’s capital(1)	180,767	184,912
Partners’ capital	452,156	452,486
TOTAL CAPITAL	632,923	637,398

TOTAL LIABILITIES AND CAPITAL	$1,247,021	$1,279,271
__________________
1.To the extent the Company’s cost basis is different from the basis reflected at the joint venture level, the basis is amortized over the life of the related asset and is included in the loss from unconsolidated real estate entities line item on the Consolidated Statements of Operations.

The table below presents the combined and condensed statements of operations for the Company’s unconsolidated joint ventures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025(1)	2026	2025(1)
TOTAL REVENUES	$18,539	$17,511	$55,356	$49,777

TOTAL EXPENSES	22,808	20,984	70,844	60,142

NET LOSS	$(4,269)	$(3,473)	$(15,488)	$(10,365)
__________________
1.The results of Sunset Glenoaks Studios are excluded for the period of time in 2025 during which it was accounted for as a consolidated joint venture. See Note 2 for details.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
6. Deferred Leasing Costs and Intangible Assets, net and Intangible Liabilities, net

The following summarizes the Company’s deferred leasing costs and intangibles as of:

	September 30, 2026	December 31, 2025
Deferred leasing costs and in-place lease intangibles	$240,211	$235,693
Accumulated amortization	(117,024)	(113,541)
Deferred leasing costs and in-place lease intangibles, net	123,187	122,152
Lease incentives	219,878	126,607
Accumulated amortization	(17,423)	(7,384)
Lease incentives, net	202,455	119,223
Below-market ground leases	74,930	74,930
Accumulated amortization	(26,110)	(24,188)
Below-market ground leases, net	48,820	50,742
Parking easement	15,273	15,273
DEFERRED LEASING COSTS AND INTANGIBLE ASSETS, NET	$389,735	$307,390

Below-market leases	$38,786	$39,268
Accumulated amortization	(24,003)	(21,496)
INTANGIBLE LIABILITIES, NET	$14,783	$17,772

The Company recognized the following amortization related to deferred leasing costs and intangibles:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Deferred leasing costs and in-place lease intangibles(1)	$(7,460)	$(7,501)	$(23,023)	$(24,854)
Lease incentives(2)	$(3,818)	$(1,761)	$(10,038)	$(3,623)
Below-market ground leases(3)	$(641)	$(651)	$(1,922)	$(1,953)
Below-market leases(2)	$993	$1,013	$2,988	$3,061
Customer relationships(1)	$—	$(3,502)	$—	$(10,511)
Non-competition agreements(1)	$—	$(267)	$—	$(2,347)
Above-market leases(2)	$—	$(1)	$—	$(167)
__________________
1.Amortization is recorded in depreciation and amortization expense on the Consolidated Statements of Operations.
2.Amortization is recorded in office rental revenues on the Consolidated Statements of Operations.
3.Amortization is recorded in office and studio operating expenses on the Consolidated Statements of Operations.

The following table summarizes impairment charges related to deferred leasing costs and intangible assets recorded during the three and nine months ended September 30, 2026:

	Impairment Recognized (in millions)
Asset	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Hill7	$0.6	$0.6
Skyport Plaza	0.2	0.2
2001 Gateway Place	—	0.3
Total	$0.8	$1.1

During the nine months ended September 30, 2025, the Company recorded an impairment charge of $0.1 million related to the deferred leasing costs and intangible assets of the 625 Second office property. See Note 3 for details.

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

Accounts Receivable

As of September 30, 2026, accounts receivable was $12.0 million and there was a $0.7 million allowance for doubtful accounts. As of December 31, 2025, accounts receivable was $15.2 million and there was a $0.3 million allowance for doubtful accounts.

Straight-Line Rent Receivables

As of September 30, 2026, straight-line rent receivables was $207.9 million and there was no allowance for doubtful accounts. As of December 31, 2025, straight-line rent receivables was $195.4 million and there was no allowance for doubtful accounts.

8. Prepaid Expenses and Other Assets, net

The following table summarizes the Company’s prepaid expenses and other assets, net as of:

	September 30, 2026	December 31, 2025
Non-real estate investments	$39,384	$47,693
Interest rate derivative assets	19,269	3,360
Prepaid insurance	9,664	8,338
Deferred financing costs, net	4,031	4,667
Prepaid property tax	3,332	2,159
Other	17,509	20,390
PREPAID EXPENSES AND OTHER ASSETS, NET	$93,189	$86,607

Non-Real Estate Investments

The Company measures its investments in funds that do not have a readily determinable fair value using the Net Asset Value (“NAV”) practical expedient and uses NAV reported without adjustment unless it is aware of information indicating the NAV reported does not accurately reflect the fair value of the investment. Changes in the fair value of these non-real estate investments are included in unrealized loss on non-real estate investments on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2026, the Company recognized unrealized losses of $9.2 million and $12.0 million, respectively, on its non-real estate investments due to the changes in fair value. During the three and nine months ended September 30, 2025, the Company recognized unrealized losses of $2.1 million and $2.3 million, respectively, on its non-real estate investments due to the changes in fair value. As of September 30, 2026, the cumulative unrealized loss on the investments was $8.2 million.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
9. Debt

The following table sets forth information with respect to the Company’s outstanding indebtedness:

	September 30, 2026	December 31, 2025	Interest Rate(1)	Contractual Maturity Date(2)
UNSECURED AND SECURED DEBT
Unsecured debt
Unsecured revolving credit facility(3)(4)	$—	$—	SOFR + 1.15% to 1.60%	12/31/2029	(5)
3.95% Registered senior notes(6)	400,000	400,000	3.95%	11/1/2027
5.95% Registered senior notes(6)(7)	350,000	350,000	5.95%	2/15/2028
4.65% Registered senior notes	500,000	500,000	4.65%	4/1/2029
3.25% Registered senior notes	400,000	400,000	3.25%	1/15/2030
Total unsecured debt	1,650,000	1,650,000

Secured debt
Hollywood Media Portfolio CMBS(8)(9)	1,100,000	1,100,000	SOFR + 1.10%	11/9/2027
Acquired Hollywood Media Portfolio CMBS debt	(30,233)	(30,233)	SOFR + 2.11%	11/9/2027
Hollywood Media Portfolio CMBS, net(10)	1,069,767	1,069,767
Hill7 CMBS(9)(11)	101,000	101,000	3.38%	11/6/2028
Office Portfolio CMBS(12)	254,583	262,083	SOFR + 4.15%	4/9/2030	(13)
1918 Eighth CMBS(9)	285,000	285,000	6.16%	9/11/2030
Total secured debt	1,710,350	1,717,850
Total unsecured and secured debt	3,360,350	3,367,850
Unamortized deferred financing costs/loan discounts(14)	(12,889)	(16,392)
TOTAL UNSECURED AND SECURED DEBT, NET	$3,347,461	$3,351,458

JOINT VENTURE PARTNER DEBT(15)	$66,136	$66,136	4.50%	10/9/2032	(16)
_________________
1.Interest rate with respect to indebtedness is calculated on the basis of a 360-day year for the actual days elapsed. Interest rates are as of September 30, 2026, which may be different than the interest rates as of December 31, 2025 for the corresponding indebtedness.
2.Maturity dates include the effect of extension options.
3.The Company has a total capacity of $795.3 million available under its unsecured revolving credit facility, which may be increased up to a total of $2.0 billion either in the form of an increase to an existing unsecured revolving credit facility or a new loan, including a term loan, subject to the satisfaction of certain conditions and lender commitments. The annual facility fee rate ranges from 0.15% to 0.30% based on the operating partnership’s leverage ratio. The Company has an option to make an irrevocable election to change the interest rate depending on the Company’s credit rating or a specified base rate plus an applicable margin. As of September 30, 2026, no such election had been made.
4.As of November 6, 2026, the Company had $30.0 million drawn on the unsecured revolving credit facility.
5.$333.3 million of the revolving commitments mature on December 21, 2026. $462.0 million of the revolving commitments have an initial maturity date of December 31, 2028 with an option to extend the initial maturity date twice for an additional six-month term each at the sole discretion of the Company.
6.On October 14, 2026, the Company repurchased $100.0 million aggregate principal amount of its 3.95% senior notes due 2027 and $100.0 million aggregate principal amount of its 5.95% senior notes due 2028 pursuant to a cash tender offer.
7.An amount equal to the net proceeds from the 5.95% registered senior notes has been allocated to new or existing eligible green projects.
8.This loan is secured by eight properties: Sunset Gower Studios, Sunset Las Palmas Studios, Sunset Bronson Studios, 6040 Sunset, Harlow, ICON, CUE and EPIC.
9.This loan is interest-only through its term.
10.The Company purchased bonds comprising the loan in the amount of $30.2 million. The floating interest rate on the principal of $1.1 billion is effectively fixed at 3.50% through the use of an interest rate swap.
11.This loan bears interest at 3.38%, paid monthly; beginning on November 6, 2026, the loan will accrue additional interest of 2.00% per annum, which will be deferred and added to the outstanding principal balance through the maturity date.
12.This loan is secured by five office properties: 11601 Wilshire, 5th & Bell, 450 Alaskan, 1740 Technology and 275 Brannan. The loan requires monthly payments of principal and interest. The floating interest rate on $250.0 million of principal has been effectively fixed at 3.41% through the use of an interest rate swap. The floating interest rate on $3.8 million of principal has been capped at 3.35% through the use of an interest rate cap.
13.Includes the option to extend the initial maturity date of April 9, 2027 three times for an additional one-year term each, permitting certain financial and other covenants are met.
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
15.This amount represents debt owed by the Ferry Building joint venture to PIMCO Prime Real Estate (“PIMCO”, formerly known as Allianz U.S. Private REIT LP), the Company’s partner in the joint venture.
16.Includes the option to extend the initial maturity date of October 9, 2028 twice for additional two-year terms each, permitting certain financial covenants are met.

Current Year Activity

During the nine months ended September 30, 2026, there were no repayments or borrowings on the unsecured revolving credit facility. The Company generally uses the unsecured revolving credit facility to finance the acquisitions of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

During the nine months ended September 30, 2026, the Company amended its Hollywood Media Portfolio loan to extend the maturity date to November 9, 2027. The loan continues to bear interest at SOFR + 1.10% and no principal paydown was required in connection with the amendment. Pursuant to the amendment, $20.0 million of partnership funds were reallocated to a leasing reserve and excess cash flow from the Hollywood Media Portfolio will be swept to the reserve through maturity. In connection with the amendment, the Company entered into an interest rate swap to effectively fix SOFR at 3.50% on $1.1 billion of principal through the extended maturity.

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

The following table provides information regarding the future minimum principal payments due on the Company’s debt (after the impact of extension options, if applicable) as of September 30, 2026:

Year	Unsecured and Secured Debt	Joint Venture Partner Debt
Remaining 2026	$2,500	$—
2027	1,479,767	—
2028	461,000	—
2029	510,000	—
2030	907,083	—
Thereafter	—	66,136
TOTAL	$3,360,350	$66,136

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

The following table summarizes existing covenants and their covenant levels as of September 30, 2026 related to our unsecured revolving credit facility:

Covenant Ratio	Covenant Level	Actual Performance
Total liabilities to total asset value	≤ 60%	44.1%
Unsecured indebtedness to unencumbered asset value	≤ 60%	37.6%
Adjusted EBITDA to fixed charges	≥ 1.5x	1.7x
Secured indebtedness to total asset value	≤ 45%	23.7%
Unencumbered NOI to unsecured interest expense	≥ 1.75x	2.3x
Minimum liquidity coverage	> $125MM	Yes

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table summarizes existing covenants and their covenant levels related to the registered senior notes as of September 30, 2026:

Covenant Ratio(1)	Covenant Level	Actual Performance
Debt to total assets	≤ 60%	40.6%
Total unencumbered assets to unsecured debt	≥ 150%	301.5%
Consolidated income available for debt service to annual debt service charge	≥ 1.5x	2.1x
Secured debt to total assets	≤ 40%	21.4%
_________________
1.The covenant and actual performance metrics above represent terms and definitions reflected in the indentures governing the 3.25% Senior Notes, 3.95% Senior Notes, 4.65% Senior Notes and 5.95% Senior Notes.

The operating partnership was in compliance with its financial covenants as of September 30, 2026.

Repayment Guarantees

Although the rest of the operating partnership’s loans are secured and non-recourse, the operating partnership provides limited customary secured debt guarantees for items such as voluntary bankruptcy, fraud, misapplication of payments and environmental liabilities.

The Company and certain of its subsidiaries guarantee the operating partnership’s unsecured debt. The likelihood of loss relating to this guarantee is remote as of September 30, 2026.

Interest Expense

The following table represents a reconciliation from gross interest expense to interest expense on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross interest expense(1)	$44,380	$48,743	$128,964	$151,007
Capitalized interest	(5,763)	(9,589)	(16,900)	(29,941)
Non-cash interest expense(2)	2,321	2,572	5,344	12,302
INTEREST EXPENSE	$40,938	$41,726	$117,408	$133,368
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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The fair market value of derivatives is presented on a gross basis on the Consolidated Balance Sheets. The following table summarizes the Company’s derivative instruments as of September 30, 2026 and December 31, 2025:

							Fair Value Assets (Liabilities)
Underlying Debt Instrument	Type of Instrument	Accounting Policy(1)	Notional Amount	Effective Date	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	$1,100,000	August 2026	November 2027	3.50%	$11,903	$—
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	351,186	August 2023	August 2026(2)	3.53%	—	430
Hollywood Media Portfolio CMBS	Swap	Cash flow hedge	180,000	February 2024	August 2026	4.13%	—	(660)
Hollywood Media Portfolio CMBS	Cap	Partial cash flow hedge(3)	1,100,000	August 2025	August 2026	4.95%	—	—
Hollywood Media Portfolio CMBS	Sold cap(4)	Mark-to-market	561,000	August 2025	August 2026	4.95%	—	—
Office Portfolio CMBS	Cap	Mark-to-market	475,000	March 2025	April 2027	4.96%	71	14
Office Portfolio CMBS	Sold cap(4)	Mark-to-market	475,000	March 2025	April 2027	4.96%	(71)	(14)
Office Portfolio CMBS(5)	Cap	Cash flow hedge	3,750	December 2025	February 2027	3.35%	5	15
Office Portfolio CMBS(6)	Swap	Cash flow hedge	250,000	December 2025	April 2029	3.41%	7,290	(732)
N/A	Corridor	Mark-to-market	$425,000	January 2026	March 2026	0.53% - 3.35%	—	2,901
TOTAL							$19,198	$1,954
__________________
1.Accounting policy elections are as of September 30, 2026, which may be different than the policy elections as of December 31, 2025 for the corresponding instrument.
2.During the nine months ended September 30, 2026, the Company amended the terms of this cash flow hedge to extend its maturity date. The original maturity date was June 2026, with a fixed interest rate of 3.31%.
3.$539,000 of the notional amount of the Hollywood Media Portfolio CMBS cap had been designated as an effective cash flow hedge for accounting purposes. The remainder was accounted for under mark-to-market accounting.
4.The sold caps offset the changes in fair value of the portion of the Hollywood Media Portfolio CMBS cap that was not designated as a cash flow hedge for accounting purposes and the change in fair value of the full Office Portfolio CMBS cap, which is not designated as a cash flow hedge for accounting purposes.
5.The notional amount decreases on a monthly basis to follow the amortization of the underlying debt instrument.
6.The notional amount will decrease on a monthly basis to follow the amortization of the underlying debt instrument commencing in February 2027.

The Company reclassifies unrealized gains and losses related to cash flow hedges into earnings in the same period during which the hedged forecasted transaction affects earnings. As of September 30, 2026, the Company expects $5.4 million of unrealized gain included in accumulated other comprehensive income will be reclassified as a reduction to interest expense in the next 12 months.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)

The Company has elected, together with certain of its subsidiaries, to treat each such subsidiary as a TRS for federal income tax purposes. Certain activities that the Company may undertake, such as non-customary services for the Company’s tenants and holding assets that the Company cannot hold directly, will be conducted by a TRS. A TRS is subject to federal and, where applicable, state income taxes on its net income. During the three and nine months ended September 30, 2026, the Company recorded an income tax provision of $0.3 million and $1.1 million, respectively. During the three and nine months ended September 30, 2025, the Company recorded an income tax provision of $24 thousand and $0.7 million, respectively.

Deferred tax assets and liabilities are recognized for the net tax effect of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. A valuation allowance is recognized when it is determined that it is more likely than not that a deferred tax asset will not be realized. Considering all available evidence, the realizability of the Company’s deferred tax assets is not reasonably assured; therefore, the Company has recorded a valuation allowance against substantially all of its deferred tax assets as of September 30, 2026 and December 31, 2025. As additional evidence to support the realizability of the deferred tax assets becomes available, the Company may reverse the valuation allowance.

The Company is subject to the statutory requirements of the states in which it conducts business.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of September 30, 2026, the Company has not established a liability for uncertain tax positions.

The Company and certain of its TRSs file income tax returns with the U.S. federal government and various state and local jurisdictions. The Company and its TRSs are no longer subject to tax examinations by tax authorities for years prior to 2021. The Company has assessed its tax positions for all open years, which, as of September 30, 2026, included 2022 to 2024 for federal purposes and 2021 to 2024 for state purposes, and concluded that there are no material uncertainties to be recognized.

12. Future Minimum Rents and Lease Payments

The Company’s properties are leased to tenants under operating leases with initial term expiration dates ranging from 2026 to 2049.

The following table summarizes the future minimum base rents (excluding tenant reimbursements for operating expenses and termination fees related to tenants exercising early termination options) for properties as of September 30, 2026:

Year	Amount
Remaining 2026	$126,485
2027	461,015
2028	420,938
2029	351,573
2030	295,366
Thereafter	1,299,585
TOTAL	$2,954,962

Operating Lease Agreements

The Company is party to long-term non-cancellable operating lease agreements in which it is a lessee, consisting of 10 ground leases, one sound stage lease, four office leases and 15 other leases as of September 30, 2026. The weighted average remaining lease term was 23 years as of September 30, 2026. The weighted average incremental borrowing rate used to calculate the right-of-use (“ROU”) assets and lease liabilities was 5.7% as of September 30, 2026. The Company’s operating lease obligations have expiration dates ranging from 2026 through 2067, including extension options which the Company is reasonably certain to exercise. Certain leases provide for variable rental payments based on third-party appraisals of fair market land value, CPI adjustments or a percentage of annual gross income. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.

During the nine months ended September 30, 2026, the Company early terminated seven Quixote leases. Termination fees related to these leases were primarily incurred during the second quarter of 2026, while gains on the lease terminations were primarily recognized during the third quarter of 2026. As a result, the Company recorded a net gain of $2.5 million in connection with these lease terminations during the three months ended September 30, 2026 and a net loss of $2.5 million during the nine months ended September 30, 2026. The net loss recorded during the nine months ended September 30, 2026 is net of $0.9 million of

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
indemnification income recognized from a third party during the second quarter of 2026 in connection with these lease terminations. These amounts are included in gain (loss) on lease terminations, sale of assets and other on the Consolidated Statements of Operations.

During the nine months ended September 30, 2026, the Company recorded an impairment charge of $19.2 million for certain of its right-of-use assets at Quixote in connection with the announced phased wind-down of its leased sound stage facilities. The fair value of the asset group, which, as discussed in Note 3, includes the related leasehold improvements, was estimated using a discounted cash flow analysis incorporating market rental rates and contractual lease terms, which is considered a Level 3 measurement. The impairment charge is recorded within impairment loss on the Consolidated Statement of Operations.

As of September 30, 2026, the present value of the remaining contractual payments of $580.8 million under the Company’s operating lease agreements was $309.9 million. The corresponding operating lease ROU assets amounted to $283.0 million.

The following table provides information regarding the Company’s future minimum lease payments for its operating leases (including the impact of the extension options which the Company is reasonably certain to exercise) as of September 30, 2026:

Year	Lease Payments(1)
Remaining 2026	$7,523
2027	29,425
2028	29,383
2029	29,211
2030	26,341
Thereafter	458,900
Total operating lease payments	580,783
Less: interest portion	(270,876)
PRESENT VALUE OF OPERATING LEASE LIABILITIES	$309,907
__________________
1.Future minimum lease payments for operating leases denominated in a foreign currency are translated to U.S. dollars using the exchange rate in effect as of the financial statement date.

The following table summarizes rental expense for operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Variable rental expense	$2,274	$1,612	$7,162	$4,066
Minimum rental expense	$8,380	$10,525	$28,155	$38,539

13. Fair Value of Financial Instruments

The Company’s financial assets and liabilities measured and reported at fair value on a recurring basis include the following as of:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate derivative assets(1)	$—	$19,269	$—	$19,269	$—	$3,360	$—	$3,360
Interest rate derivative liabilities(2)	$—	$(71)	$—	$(71)	$—	$(1,406)	$—	$(1,406)
Non-real estate investments measured at NAV(1)(3)	$—	$—	$—	$39,384	$—	$—	$—	$47,693
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

The table below represents the carrying value and fair value of the Company’s debt as of:

	September 30, 2026		December 31, 2025
	Carrying Value	Fair Value	Carrying Value	Fair Value
LIABILITIES
Unsecured debt(1)	$1,650,000	$1,528,544	$1,650,000	$1,520,998
Secured debt(1)	$1,710,350	$1,702,599	$1,717,850	$1,715,298
Consolidated joint venture partner debt	$66,136	$63,130	$66,136	$62,390
_________________
1.Amounts represent debt excluding unamortized deferred financing costs and loan discounts/premiums.

14. Share/Unit-Based Compensation

The Company’s 2010 Incentive Plan permits the Company’s board of directors (the “Board”) to grant, among other things, restricted stock, restricted stock units, operating partnership performance units and performance-based awards. As of September 30, 2026, 0.9 million common shares were available for grant under the 2010 Plan. The calculation of shares available for grant is determined after taking into account unvested restricted stock, unvested operating partnership performance units and unvested RSUs, assuming the maximum bonus pool eligible ultimately is earned and based on a stock price of $11.54.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table presents the classification and amount recognized for share/unit-based compensation related to the Company’s awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Expensed share/unit-based compensation(1)(2)	$1,622	$3,578	$4,909	$26,607
Capitalized share/unit-based compensation(3)	80	431	412	1,293
TOTAL SHARE/UNIT-BASED COMPENSATION(4)	$1,702	$4,009	$5,321	$27,900
_________________
1.Amounts are recorded in general and administrative expenses, office operating expenses and studio operating expenses on the Consolidated Statements of Operations.
2.Amounts expensed during the nine months ended September 30, 2025 include $14.3 million of accelerated expense recognized in connection with the cancellation of the 2024 performance unit equity awards.
3.Amounts are recorded in investment in real estate, at cost on the Consolidated Balance Sheets.
4.Amounts are recorded in accounts payable, accrued liabilities and other, additional paid-in capital and non-controlling interest—units in the operating partnership on the Consolidated Balance Sheets.

15. Earnings Per Share

Hudson Pacific Properties, Inc.

The Company calculates basic earnings per share using the two-class method by dividing the net income available to common stockholders for the period by the weighted average number of common shares outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested restricted stock units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The Company calculates diluted earnings per share using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended September 30, 2026 and 2025, both methods of calculation yielded the same diluted earnings per share amount. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower earnings per share amount.

The following table reconciles the numerator and denominator in computing the Company’s basic and diluted earnings per share to net loss available to common stockholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Basic and diluted net loss available to common stockholders	$(218,057)	$(136,467)	$(375,760)	$(294,324)
Denominator:
Basic weighted average common shares outstanding(1)	64,491,988	64,433,043	64,476,578	38,023,167
Effect of dilutive instruments(2)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	64,491,988	64,433,043	64,476,578	38,023,167
Basic earnings per common share	$(3.38)	$(2.12)	$(5.83)	$(7.74)
Diluted earnings per common share	$(3.38)	$(2.12)	$(5.83)	$(7.74)

__________________
1.Basic weighted average common shares outstanding includes common shares issuable upon the exercise of pre-funded warrants in the amount of 10,218,842 and 10,221,777 for the three and nine months ended September 30, 2026, respectively, and 10,260,531 and 4,134,655 for the three and nine months ended September 30, 2025, respectively. The warrants are exercisable at any time for nominal consideration.
2.The Company includes unvested awards and convertible common and participating units as contingently issuable shares in the computation of diluted earnings per share once the market or performance criteria are met, assuming that the end of the reporting period is the end of the contingency period. Any anti-dilutive securities are excluded from the diluted earnings per share calculation.

Hudson Pacific Properties, L.P.

The operating partnership calculates basic earnings per unit using the two-class method by dividing the net income available to common unitholders for the period by the weighted average number of common units outstanding during the period. Unvested time-based restricted stock awards, unvested time-based performance unit awards and unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per unit pursuant to the

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
two-class method. The operating partnership calculates diluted earnings per unit using the two-class method or the treasury stock and if-converted method, whichever results in more dilution. For the three and nine months ended September 30, 2026 and 2025, both methods of calculation yielded the same diluted earnings per unit amount. Diluted earnings per unit reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower earnings per unit amount.

The following table reconciles the numerator and denominator in computing the operating partnership’s basic and diluted earnings per unit to net loss available to common unitholders:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Basic and diluted net loss available to common unitholders	$(222,910)	$(138,246)	$(383,497)	$(300,706)
Denominator:
Basic weighted average common units outstanding(1)	65,699,891	65,139,038	65,649,957	38,736,447
Effect of dilutive instruments(2)	—	—	—	—
DILUTED WEIGHTED AVERAGE COMMON UNITS OUTSTANDING	65,699,891	65,139,038	65,649,957	38,736,447
Basic earnings per common unit	$(3.39)	$(2.12)	$(5.84)	$(7.76)
Diluted earnings per common unit	$(3.39)	$(2.12)	$(5.84)	$(7.76)
__________________
1.Basic weighted average common units outstanding includes common units issuable upon the exercise of pre-funded warrants in the amount of 10,218,842 and 10,221,777 for the three and nine months ended September 30, 2026, respectively, and 10,260,531 and 4,134,655 for the three and nine months ended September 30, 2025, respectively. The warrants are exercisable at any time for nominal consideration.
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

16. Redeemable Non-controlling Interest

Redeemable Preferred Units of the Operating Partnership

As of September 30, 2026 and December 31, 2025, there were 111,777 Series A preferred units of partnership interest in the operating partnership, or Series A preferred units, which are not owned by the Company. These Series A preferred units are entitled to preferential distributions at a rate of 6.25% per annum on the liquidation preference of $25.00 per unit. The units are convertible at the option of the holder into common units or redeemable for cash or, at the Company’s election, exchangeable for registered shares of common stock.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The following table reconciles the beginning and ending balances of redeemable non-controlling interests:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
	Series A Redeemable Preferred Units	Consolidated Real Estate Entities	Series A Redeemable Preferred Units	Consolidated Real Estate Entity
BEGINNING OF PERIOD	$2,795	$48,844	$2,795	$50,581
Contributions	—	1,800	—	1,800
Distributions	—	—	—	(7)
Declared dividend	(44)	—	(132)	—
Net income (loss)	44	(1,053)	132	(2,783)
END OF PERIOD	$2,795	$49,591	$2,795	$49,591

17. Equity

The table below presents the activity related to Hudson Pacific Properties, Inc.’s accumulated other comprehensive (loss) income (“AOCI”):

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2025	$(1,554)	$(306)	$(1,860)
Unrealized gain (loss) recognized in AOCI	11,973	(4,205)	7,768
Reclassification from AOCI into income(1)	(7)	—	(7)
Net change in AOCI	11,966	(4,205)	7,761
BALANCE AT SEPTEMBER 30, 2026	$10,412	$(4,511)	$5,901
__________________
1.The gains and losses on the Company’s derivative instruments classified as hedges are reported in interest expense on the Consolidated Statements of Operations.

The table below presents the activity related to Hudson Pacific Properties, L.P.’s AOCI:

	Derivative Instruments	Currency Translation Adjustments	Total Accumulated Other Comprehensive (Loss) Income
BALANCE AT DECEMBER 31, 2025	$(1,646)	$(282)	$(1,928)
Unrealized gain (loss) recognized in AOCI	12,389	(4,365)	8,024
Reclassification from AOCI into income(1)	(7)	—	(7)
Net change in AOCI	12,382	(4,365)	8,017
BALANCE AT SEPTEMBER 30, 2026	$10,736	$(4,647)	$6,089
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

Ownership Interest in the Operating Partnership

The following table summarizes the ownership interest in the operating partnership, excluding unvested restricted units and unvested restricted performance units, as of:

	September 30, 2026	December 31, 2025
Company-owned common units in the operating partnership(1)	54,277,747	54,227,096
Company’s ownership interest percentage	97.8%	98.7%
Non-controlling common units in the operating partnership(2)	1,207,903	705,919
Non-controlling ownership interest percentage	2.2%	1.3%
_________________
1.Does not include 10,214,219 and 10,223,269 shares of common stock issuable upon the exercise of outstanding pre-funded warrants as of September 30, 2026 and December 31, 2025, respectively. Including such shares, the Company’s ownership interest in the operating partnership would have been approximately 98.2% and 98.9%, and the non-controlling ownership interest percentage would have been approximately 1.8% and 1.1%, as of September 30, 2026 and December 31, 2025, respectively.
2.Represents common units held by certain of the Company’s executive officers, directors and other outside investors. As of September 30, 2026, this amount represents both common units and performance units of 58,076 and 1,149,827, respectively. As of December 31, 2025, this amount represents both common units and performance units of 58,076 and 647,843, respectively.

Common Stock Activity

The Company did not complete any common stock offerings during the three and nine months ended September 30, 2026.

The Company has an at-the-market (“ATM”) program that permits sales of up to $125.0 million of common stock. The Company did not utilize the ATM program during the three and nine months ended September 30, 2026. A cumulative total of $65.8 million has been sold from inception of the program through September 30, 2026.

Share Repurchase Program

The Company is authorized to repurchase shares of its common stock up to a total of $250.0 million under the share repurchase program. The Company did not utilize the share repurchase program during the three and nine months ended September 30, 2026. Since commencement of the program through September 30, 2026, a cumulative total of $214.7 million has been repurchased. Share repurchases are accounted for on the trade date. The Company may make repurchases under the program at any time in its discretion, subject to market conditions, applicable legal requirements and other factors.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Common stock(1)	$—	$—	$—	$—
Common units and vested performance units(1)	$—	$—	$—	$—
Series A preferred units	$0.3906	$0.3906	$1.1718	$1.1718
Series C preferred stock	$0.296875	$0.296875	$0.890625	$0.890625

Unvested performance units(1)(2)	$—	$—	$—	$—
Payment date	September 30, 2026	September 30, 2025	N/A	N/A
Record date	September 21, 2026	September 19, 2025	N/A	N/A
_________________
1.The Company did not pay a quarterly common stock dividend during the first, second or third quarters of 2026 and 2025. As a result, the common unit and performance unit dividends were also suspended.
2.Performance-based units are entitled to dividends equal to the common stock dividends declared by the Company. During their vesting period, unvested performance-based units receive 10% of the declared dividend, with the remainder payable as soon as practicable after the vesting date. During the nine months ended September 30, 2026, the Company paid $0.6 million of accrued dividends related to the performance units that vested on December 31, 2025.

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

The President and Chief Financial Officer, collectively, are the Company’s Chief Operating Decision-Maker (“CODM”). They evaluate performance and allocate resources based on net operating income because it provides relevant and useful information by reflecting only income and operating expense items that are incurred at the segment level and presenting it on an unlevered basis.

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

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below presents the operating activity of the Company’s reportable segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Office segment
Core office revenues	$145,107	$150,623	$440,857	$465,488
Core office expenses
Utilities	(8,843)	(9,007)	(21,364)	(21,045)
Taxes	(13,750)	(16,411)	(43,552)	(49,628)
Administrative	(7,204)	(7,223)	(21,869)	(22,123)
Insurance	(3,871)	(5,415)	(13,241)	(17,627)
Other segment expenses(1)	(33,894)	(29,565)	(100,848)	(94,797)
Total core office expenses	(67,562)	(67,621)	(200,874)	(205,220)
Office net operating income	77,545	83,002	239,983	260,268
Studio segment
Studio revenues	32,282	32,038	100,637	99,455
Studio expenses
Rent expense & real estate taxes	(5,214)	(8,096)	(19,271)	(30,556)
Cost of goods sold	(6,166)	(3,865)	(19,614)	(13,770)
Other segment expenses(2)	(16,032)	(20,421)	(54,375)	(65,589)
Total studio expenses	(27,412)	(32,382)	(93,260)	(109,915)
Studio net operating income	4,870	(344)	7,377	(10,460)
TOTAL SEGMENT PROFIT	$82,415	$82,658	$247,360	$249,808
_________________
1.Includes ground lease rent, cleaning, parking, engineering, security, mechanical, electrical & plumbing and repairs & maintenance expenses.
2.Includes administrative, utilities, security, cleaning, engineering and repairs & maintenance expenses.

The table below presents the reconciliation of segment revenue to consolidated revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Office segment
Core office revenues	$145,107	$150,623	$440,857	$465,488
Chargebacks	3,504	3,956	9,549	10,135
Total office revenues	148,611	154,579	450,406	475,623
Studio segment
Total studio revenues	32,282	32,038	100,637	99,455
Total revenues	$180,893	$186,617	$551,043	$575,078

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
The table below reconciles net loss to total profit from all segments:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
NET LOSS	$(222,202)	$(144,086)	$(377,794)	$(312,124)
General and administrative	12,341	13,709	36,918	59,968
Depreciation and amortization	77,859	94,085	240,714	281,921
Loss from unconsolidated real estate entities	503	744	1,899	2,203
Fee income	(1,049)	(1,082)	(3,120)	(3,917)
Interest expense	40,938	41,726	117,408	133,368
Interest income	(713)	(2,212)	(2,928)	(4,770)
Management services reimbursement income—unconsolidated real estate entities	(1,071)	(1,084)	(3,293)	(3,182)
Management services expense—unconsolidated real estate entities	1,071	1,084	3,293	3,182
Transaction-related expenses	262	139	1,045	590
Unrealized loss on non-real estate investments	9,189	2,098	11,991	2,335
Loss (gain) on sale of real estate, net	20,284	—	20,284	(10,007)
Impairment loss	147,825	—	198,265	18,476
Loss on deconsolidation of real estate entity	—	77,907	—	77,907
Loss on extinguishment of debt	—	207	—	3,702
(Gain) loss on lease terminations, sale of assets and other	(3,153)	(601)	1,605	(516)
Income tax provision	331	24	1,073	672
TOTAL PROFIT FROM ALL SEGMENTS	$82,415	$82,658	$247,360	$249,808

19. Related Party Transactions

Employment Agreements

The Company entered into employment agreements with certain of its executive officers, which became effective January 1, 2025, that provide for various severance and change in control benefits and other terms and conditions of employment.

Cost Reimbursements from Unconsolidated Real Estate Entities

The Company is reimbursed for certain costs incurred in managing certain of its unconsolidated real estate entities. During the three and nine months ended September 30, 2026, the Company recognized $1.1 million and $3.3 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized $1.1 million and $3.2 million, respectively, of such reimbursement income in management services reimbursement income—unconsolidated real estate entities on the Consolidated Statements of Operations.

Related Party Leases

The Company’s wholly-owned subsidiary is party to long-term operating lease agreements with an unconsolidated joint venture for office space and fitness and conference facilities. As of September 30, 2026, the Company’s ROU assets and lease liabilities related to these lease obligations were $3.4 million and $3.6 million, respectively, as compared to ROU assets and lease liabilities of $4.2 million and $4.4 million, respectively, as of December 31, 2025. During the three and nine months ended September 30, 2026, the Company recognized $0.3 million and $0.8 million of related rental expense related to these leases in management services expense—unconsolidated real estate entities on the Consolidated Statements of Operations. During the three and nine months ended September 30, 2025, the Company recognized $0.3 million and $0.8 million, respectively, of related rental expense related to these leases in management services expense—unconsolidated real estate entities on the Consolidated Statements of Operations.

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
20. Commitments and Contingencies

Fund Investments

The Company invests in several non-real estate funds with an aggregate commitment to contribute up to $51.0 million. As of September 30, 2026, the Company has contributed $46.0 million to these funds, net of distributions, with $5.0 million remaining to be contributed.

Legal

From time to time, the Company is party to various lawsuits, claims and other legal proceedings arising out of, or incident to, the ordinary course of business. Management believes, based in part upon consultation with legal counsel, that the ultimate resolution of all such claims will not have a material adverse effect on the Company’s results of operations, financial position or cash flows. As of September 30, 2026, the risk of material loss from such legal actions impacting the Company’s financial condition or results from operations has been assessed as remote.

Letters of Credit

As of September 30, 2026, the Company had $2.0 million in outstanding letters of credit under the unsecured revolving credit facility, the majority of which was related to the completion guarantee associated with the Sunset Pier 94 Studios development. Additionally, the Company had $3.1 million in outstanding letters of credit related to tenant improvement obligations for the properties securing the Office Portfolio CMBS loan.

Contractual Obligations

The Company has entered into a number of construction agreements related to its development activities at various properties and its obligations under executed leases. As of September 30, 2026, the Company had $154.8 million in related commitments.

21. Supplemental Cash Flow Information

Supplemental cash flow information for Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P. is included as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest, net of capitalized interest	$100,468	$129,326
Non-cash investing and financing activities
Accounts payable and accrued liabilities for real estate investments	$196,199	$111,225
Operating lease terminations and liability remeasurements	$25,611	$9,024
Assets derecognized upon deconsolidation of real estate entity	$—	$244,438
Liabilities derecognized upon deconsolidation of real estate entity	$—	$103,912

Hudson Pacific Properties, Inc. and Hudson Pacific Properties, L.P.
Notes to Unaudited Consolidated Financial Statements
(Unaudited, tabular amounts in thousands, except square footage, share and unit data)
Restricted cash primarily consists of amounts held by lenders to fund reserves such as capital improvements, taxes, insurance, debt service and operating expenditures. The following table provides a reconciliation of cash and cash equivalents and restricted cash at the beginning and end of the periods presented for Hudson Pacific Properties, Inc and Hudson Pacific Properties, L.P.:

	Nine Months Ended September 30,
	2026	2025
BEGINNING OF PERIOD
Cash and cash equivalents	$138,358	$63,256
Restricted cash	23,770	35,921
TOTAL	$162,128	$99,177

END OF PERIOD
Cash and cash equivalents	$160,533	$190,436
Restricted cash	44,035	24,011
TOTAL	$204,568	$214,447

22. Subsequent Events

On October 14, 2026, the Company repurchased $100.0 million aggregate principal amount of its 3.95% senior notes due 2027 and $100.0 million aggregate principal amount of its 5.95% senior notes due 2028 pursuant to a cash tender offer. The repurchases were funded with cash on hand and borrowings on the unsecured revolving credit facility. As of November 6, 2026, there was $30.0 million drawn on the unsecured revolving credit facility.

On October 15, 2026, the Company sold its Skyport Plaza office property in the North San Jose submarket for a gross sales price of $75.5 million before certain credits, prorations and closing costs.

On October 15, 2026, the Company sold its studio facility located on Bobby Foster Road in Albuquerque, New Mexico, for a gross sales price of $9.4 million before certain credits, prorations and closing costs.

On October 28, 2026, Weil, Gotshal & Manges LLP (“Weil”) publicly announced its intent to wind down operations. As of September 30, 2026, Weil leased an aggregate of 89,249 square feet, representing approximately 1.3% of the Company’s annualized base rent. Following the expiration of 38,420 square feet on October 5, 2026, Weil’s remaining lease, expiring in 2038, comprises approximately 0.8% of the Company’s annualized base rent. There can be no assurance that Weil will perform its obligations under this lease, including the payment of rent.

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

Executive Summary

Through our interest in Hudson Pacific Properties, L.P. (our operating partnership) and its subsidiaries, at September 30, 2026, our portfolio of owned real estate included office properties comprising approximately 13.4 million square feet, studio properties comprising approximately 45 sound stages and 1.7 million square feet, and land properties comprising approximately 3.3 million square feet of undeveloped density rights. Our production services assets primarily consist of our vehicle fleet, following our decision to wind down leased stage, pro-supplies, and ancillary equipment businesses as part of Quixote’s restructuring.

The following table summarizes our consolidated and unconsolidated portfolio as of September 30, 2026:

	Number of Properties	Rentable Square Feet(1)	Percent Occupied(2)	Percent Leased(2)	Annualized Base Rent per Square Foot(3)
OFFICE
Same-store(4)	34	10,530,113	84.9%	85.5%	$56.28
Non-same store	1	1,532,709	90.0	90.7	30.52
Total in-service office	35	12,062,822	85.6%	86.1%	$52.84
STUDIO
Same-store(5)	3	1,204,939	83.0%	83.0%	$46.01
Non-same store(6)	2	477,615	37.2	37.2	35.14
Total in-service studio	5	1,682,554	70.0%	70.0%	$46.01
Total	40	13,745,376
Repositioning(7)	2	390,988	0.2%	0.2%	$18.00
Development(8)	1	546,000	1.9	1.9	34.17
Held-for-sale(9)	1	419,142	11.5	11.5	27.99
Total repositioning, development and held-for-sale	4	1,356,130	4.4%	4.4%	$28.94
Total office and studio properties	44	15,101,506
Future development(10)	7	3,326,035
TOTAL	51	18,427,541
__________________
1.Determined by management based upon estimated leasable square feet, which may be less or more than the Building Owners and Managers Association (“BOMA”) rentable area. Square footage may change over time due to re-measurement or re-leasing.
2.Percent occupied for office properties is calculated as (i) square footage under commenced leases as of September 30, 2026, divided by (ii) total square feet, expressed as a percentage. Percent leased for office properties includes uncommenced leases. Percent leased for studio properties is calculated as (i) average square footage under commenced leases for the 12 months ended September 30, 2026, divided by (ii) total square feet, expressed as a percentage. Percent occupied/leased for studio properties is calculated based on the average percent occupied during the three months ended September 30, 2026.
3.Annualized base rent (“ABR”) per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of September 30, 2026 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of September 30, 2026. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of September 30, 2026. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of September 30, 2026. Annualized base rent per square foot for studio properties reflects actual base rent for the 12 months ended September 30, 2026, excluding tenant reimbursements. ABR per leased square foot calculated as (i) annual base rent divided by (ii) square footage under lease as of September 30, 2026.
4.Same-store office for the three months ended September 30, 2026 defined as all properties owned and included in our stabilized office portfolio as of July 1, 2025 and still owned and included in the stabilized office portfolio as of September 30, 2026.
5.Includes studio properties owned and included in our portfolio as of July 1, 2025 and still owned and included in our portfolio as of September 30, 2026.
6.Includes 234,315 square feet related to recently completed development Sunset Pier 94 studios and 243,300 square feet related to Sunset Glenoaks Studios.

7.Refer to Repositioning table in this document for the office and studio projects under repositioning as of September 30, 2026.
8.Includes 546,000 square feet related to the office development Washington 1000.
9.Skyport Plaza classified as held-for-sale as of September 30, 2026 and sold on October 15, 2026.
10.Includes entitlement to develop up to 428,623 square feet (508 residential units) at 10900-10950 Washington and 163,823 square feet (136 residential units) at 901 Market (secured subsequent to the quarter).

The following table provides information regarding the 15 largest tenants in our office portfolio based on HPP’s share annualized base rent as of September 30, 2026:

	Tenant	# of Properties	Lease Expiration	Total Occupied Square Feet		HPP’s Share
						Annualized Base Rent(1)	Percent of Annualized Base Rent
1	Google, Inc.	3	2028-2029	458,054	(2)	$40,325,813	8.8%
2	City and County of San Francisco	2	2033-2067	904,363	(3)	37,294,675	8.2
3	Netflix, Inc.	3	9/30/31	722,305	(4)	27,880,491	6.1
4	Amazon	2	2030-2031	850,964	(5)	25,279,450	5.5
5	Nutanix, Inc.	2	2030	229,755	(6)	13,014,227	2.8
6	Salesforce.com	1	2027-2028	176,400	(7)	10,805,808	2.4
7	Coupa Software Incorporated	1	11/30/33	100,654		8,077,212	1.8
8	Weil, Gotshal & Manges LLP	1	2026-2038	89,249	(8)	6,925,193	1.5
9	X.AI Corp.	1	10/31/31	105,536		6,838,733	1.5
10	Rivian and Volkswagen Group Technologies, LLC	1	4/30/33	65,039		5,199,966	1.1
11	Redfin Corporation	2	2027-2029	115,968	(9)	5,135,569	1.1
12	Covington & Burling LLP	1	8/31/28	40,779		4,618,191	1.0
13	White & Case LLP	1	1/31/28	39,873		4,394,363	1.0
14	Company 3 Method Inc	1	2032-2033	129,931	(10)	4,372,776	1.0
15	Regus	3	2027-2031	76,155	(11)	4,144,801	0.9
	TOTAL			4,105,025		$204,307,268	44.7%
_____________
1.Annualized base rent is calculated by multiplying (i) base rental payments (defined as cash base rents (before abatements or deferments)) under commenced leases as of September 30, 2026, by (ii) 12. Annualized base rent does not reflect tenant reimbursements. Annualized base rents related to Bentall Centre have been converted from CAD to USD using the foreign currency exchange rate as of September 30, 2026.
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
8.Weil, Gotshal & Manges expirations at Towers at Shore Center: (i) 38,420 square feet on October 5, 2026 and (ii) 50,829 square feet on February 28, 2038. Adjusted for the 38,420 square feet that expired on October 5, 2026, Weil, Gotshal & Manges would comprise 0.9% of HPP’s share of annualized base rent, dropping to #14 on the top 15 largest office tenants list.
9.Redfin Corporation expirations: (i) 112,990 square feet at Hill7 on July 31, 2027 and (ii) 2,978 square feet at Gateway on December 31, 2029.
10.Company 3 Method Inc expirations: (i) 59,646 square feet at Harlow on October 31, 2032 and (ii) 70,285 square feet at Harlow on March 31, 2033.
11.Regus expirations: (i) 45,120 square feet at Gateway on September 30, 2027, (ii) 21,296 square feet at 450 Alaskan on October 31, 2030 and (iii) 9,739 square feet at Palo Alto Square on April 30, 2031. Subsequent to the quarter, executed a renewal with Regus at Gateway for 45,120 square feet through 2033.

Overview

Property Acquisitions

We had no property acquisitions during the nine months ended September 30, 2026.

Property Dispositions

During the nine months ended September 30, 2026, we sold our 2001 Gateway Place and 875/899 Howard properties for $25.0 million and $65.5 million, respectively. See Part I, Item 1, “Note 3 to the Consolidated Financial Statements—Investment in Real Estate,” for details. The net proceeds from these sales were used to finance the subsequent repurchase of the senior notes. See Part I, Item 1, “Note 22 to the Consolidated Financial Statements—Subsequent Events,” for details.

Held for Sale

As of September 30, 2026, we classified our Skyport Plaza office property, located in the North San Jose submarket, and a studio facility located in Albuquerque, New Mexico, as held for sale. The properties were identified as non-strategic to our portfolio and were subsequently sold on October 15, 2026. See Part I, Item 1, “Note 3 to the Consolidated Financial Statements—Investment in Real Estate,” for details.

In Process and Future Development Projects
The following table summarizes the properties currently under construction and future development projects as of September 30, 2026:

	Type	Submarket	Estimated Square Feet (Units)(1)	Estimated Completion Date	Estimated Stabilization Date
Completed Development:
Seattle, Washington
Washington 1000	Office	Denny Triangle	546,000	Q4 2024	Q4 2027

Future Development Pipeline:
Los Angeles, California
Sunset Las Palmas Studios—Development(2)	Office/Studio	Hollywood	617,581	TBD	TBD
Sunset Gower Studios—Development(2)	Office/Studio	Hollywood	478,845	TBD	TBD
Sunset Bronson Studios Lot D—Development(2)	Residential	Hollywood	19,816 (33 units)	TBD	TBD
10900/10950 Washington	Residential	West Los Angeles	428,623 (508 units)	TBD	TBD
San Francisco Bay Area, California
901 Market—Development	Residential	San Francisco	163,823 (136 units)	TBD	TBD
Vancouver, British Columbia
Burrard Exchange(3)	Office	Downtown Vancouver	450,000	TBD	TBD
Greater London, United Kingdom
Sunset Waltham Cross Studios(4)	Studio	Broxbourne	1,167,347	TBD	TBD
TOTAL			3,326,035

TOTAL COMPLETED DEVELOPMENT AND FUTURE DEVELOPMENT			3,872,035
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

The following table summarizes the portions of office and studio projects currently under repositioning as of September 30, 2026:

Location	Submarket	Square Feet
Repositioning:
Fourth & Traction	Downtown Los Angeles	131,701
6040 Sunset	Hollywood	114,958
1455 Market	San Francisco	49,272
Rincon Center	San Francisco	38,514
Sunset Las Palmas Studios	Hollywood	18,594
Bentall Centre	Downtown Vancouver	18,559
Palo Alto Square	Palo Alto	12,740
Sunset Gower Studios	Hollywood	6,650
TOTAL REPOSITIONING		390,988

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

Office Lease Expirations

The following table summarizes the lease expirations for leases in place as of September 30, 2026, plus available space, at the properties in our office portfolio. Unless otherwise stated in the footnotes, the information set forth in the table assumes that tenants did not exercise any renewal options.

			HPP’s Share
Year of Lease Expiration	# of Leases Expiring(1)	Square Feet Expiring	Annualized Base Rent(2)	Percent of Office Portfolio Annualized Base Rent	Annualized Base Rent Per Leased Square Foot(2)	Annualized Base Rent at Expiration(2)	Annualized Base Rent Per Leased Square Foot at Expiration(2)
Vacant(3)		2,944,042
Q4-2026	26	143,847	6,252,668	1.4	50.42	6,260,501	50.48
Total 2026	26	143,847	6,252,668	1.4	50.42	6,260,501	50.48
2027	152	1,074,636	56,798,191	12.4	56.35	57,803,004	57.35
2028	149	1,454,046	91,203,676	19.9	71.11	95,376,026	74.36
2029	118	831,682	42,567,389	9.2	65.72	45,579,236	70.37
2030	88	1,608,562	63,621,475	13.8	53.26	69,978,279	58.59
2031	84	1,648,361	71,539,163	15.5	59.96	82,543,981	69.18
2032	42	369,505	17,934,645	3.9	56.06	20,385,933	63.72
2033	39	780,170	36,369,733	7.9	56.04	43,692,530	67.32
2034	19	210,512	9,695,468	2.1	48.56	12,685,078	63.53
2035	22	444,668	10,692,728	2.3	44.49	13,277,576	55.25
Thereafter	39	1,347,077	49,947,297	10.8	43.00	79,890,584	68.78
Building management use(4)	63	446,052	—	—	—	—	—
Signed leases not commenced	10	68,502	3,744,299	0.8	62.43	4,319,739	72.02
Portfolio Total/Weighted Average	851	13,371,662	$460,366,732	100.0%	$54.23	$531,792,467	$62.65
__________________
1.Does not include 32 month-to-month leases.
2.Annualized base rent per square foot for office properties is calculated by multiplying (i) cash base rents under commenced leases excluding tenant reimbursements as of September 30, 2026 by (ii) 12. On a per square foot basis, ABR is divided by square footage under commenced leases as of September 30, 2026. For all expiration years, ABR is calculated as (i) cash base rents at expiration under commenced leases divided by (ii) square footage under commenced leases as of September 30, 2026. The methodology is the same when calculating ABR per square foot either in place or at expiration for uncommenced leases. Rent data is presented without regard to cancellation options. Where applicable, rental rates converted to USD using the foreign currency exchange rate as of September 30, 2026.
3.Includes 371,066 square feet related to Skyport Plaza. This property was sold October 15, 2026.
4.Reflects management offices occupied by the Company with various expiration dates.

Historical Office Tenant Improvements and Leasing Commissions

The following table summarizes historical information regarding tenant improvement and leasing commission costs for tenants at our office properties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Renewals(1)
Number of leases	34	34	97	92
Square feet	270,312	167,851	1,059,812	606,131
Tenant improvement costs per square foot(2)(3)	$19.01	$3.19	$18.82	$13.69
Leasing commission costs per square foot(2)	11.20	6.37	6.76	8.87
Total tenant improvement and leasing commission costs(2)	$30.21	$9.56	$25.58	$22.56

New leases(4)
Number of leases	40	41	118	117
Square feet	263,396	347,599	1,321,811	1,097,669
Tenant improvement costs per square foot(2)(3)	$52.08	$85.29	$83.63	$70.95
Leasing commission costs per square foot(2)	14.33	17.12	16.13	15.15
Total tenant improvement and leasing commission costs(2)	$66.41	$102.41	$99.76	$86.10

TOTAL
Number of leases	74	75	215	209
Square feet	533,708	515,450	2,381,623	1,703,800
Tenant improvement costs per square foot(2)(3)	$34.28	$55.47	$53.93	$49.64
Leasing commission costs per square foot(2)	12.65	13.21	11.83	12.82
TOTAL TENANT IMPROVEMENT AND LEASING COMMISSION COSTS(2)	$46.93	$68.68	$65.76	$62.46
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

Financings

During the nine months ended September 30, 2026, there were no repayments or borrowings on the unsecured revolving credit facility. We generally use the unsecured revolving credit facility to finance the acquisitions of properties and businesses, to provide funds for tenant improvements and capital expenditures and to provide for working capital and other corporate purposes.

During the nine months ended September 30, 2026, we amended our Hollywood Media Portfolio loan to extend the maturity date to November 9, 2027. The loan continues to bear interest at SOFR + 1.10% and no principal paydown was required in connection with the amendment. Pursuant to the amendment, $20.0 million of partnership funds were reallocated to a leasing reserve and excess cash flow from the Hollywood Media Portfolio will be swept to the reserve through maturity. In connection with the amendment, we entered into an interest rate swap to effectively fix SOFR at 3.50% on $1.1 billion of principal through the extended maturity.

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

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

Net Loss

Net loss increased $78.1 million, or 54.2%, to $222.2 million for the three months ended September 30, 2026 compared to $144.1 million for the three months ended September 30, 2025. The reasons for the change are discussed below with respect to impairment loss and loss on sale of real estate, net, for the three months ended September 30, 2026, partially offset by the non-recurring loss on deconsolidation of real estate entity recognized during the three months ended September 30, 2025 and decreases in depreciation and amortization expense and studio operating expenses for the three months ended September 30, 2026.

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

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store properties, which include all of the properties owned and included in our stabilized portfolio as of July 1, 2025 and still owned and included in the stabilized portfolio as of September 30, 2026; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI (in thousands, except percentage change):

	Three Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025
NET LOSS	$(222,202)	$(144,086)	$(78,116)	54.2%
Adjustments:
Loss from unconsolidated real estate entities	503	744	(241)	(32.4)
Fee income	(1,049)	(1,082)	33	(3.0)
Interest expense	40,938	41,726	(788)	(1.9)
Interest income	(713)	(2,212)	1,499	(67.8)
Management services reimbursement income—unconsolidated real estate entities	(1,071)	(1,084)	13	(1.2)
Management services expense—unconsolidated real estate entities	1,071	1,084	(13)	(1.2)
Transaction-related expenses	262	139	123	88.5
Unrealized loss on non-real estate investments	9,189	2,098	7,091	338.0
Loss on sale of real estate, net	20,284	—	20,284	—
Impairment loss	147,825	—	147,825	—
Loss on deconsolidation of real estate entity	—	77,907	(77,907)	(100.0)
Loss on extinguishment of debt	—	207	(207)	(100.0)
Gain on lease terminations, sale of assets and other	(3,153)	(601)	(2,552)	424.6
Income tax provision	331	24	307	1,279.2
General and administrative	12,341	13,709	(1,368)	(10.0)
Depreciation and amortization	77,859	94,085	(16,226)	(17.2)
NOI	$82,415	$82,658	$(243)	(0.3)%

Same-store NOI	$86,418	$79,684	$6,734	8.5%
Non-same-store NOI	(4,003)	2,974	(6,977)	(234.6)
NOI	$82,415	$82,658	$(243)	(0.3)%

The following table summarizes certain statistics of our consolidated same-store office and studio properties:

	Three Months Ended September 30,
	2026	2025
Same-store office
Number of properties	34	34
Rentable square feet	10,530,113	10,792,548
Ending % leased	85.5%	75.9%
Ending % occupied	84.9%	75.1%
Average % occupied for the period	83.9%	73.8%
Average annual rental rate per square foot	$56.28	$57.08

Same-store studio
Number of properties	3	3
Rentable square feet	1,204,939	1,204,666
Average % leased for the period(1)	83.0%	81.4%
__________________
1.Percent leased for same-store studio is the average percent leased for the 12 months ended.

The following table gives further detail on our NOI (in thousands):

	Three Months Ended September 30,
	2026			2025
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental revenues	$142,254	$2,489	$144,743	$135,696	$12,594	$148,290
Service and other revenues	3,838	30	3,868	3,832	2,457	6,289
Total office revenues	146,092	2,519	148,611	139,528	15,051	154,579

Studio
Rental revenues	10,910	1,582	12,492	10,604	2,963	13,567
Service and other revenues	7,702	12,088	19,790	4,333	14,138	18,471
Total studio revenues	18,612	13,670	32,282	14,937	17,101	32,038

Total revenues	164,704	16,189	180,893	154,465	32,152	186,617

OPERATING EXPENSES
Office operating expenses	66,965	4,101	71,066	65,233	6,344	71,577
Studio operating expenses	11,321	16,091	27,412	9,548	22,834	32,382
Total operating expenses	78,286	20,192	98,478	74,781	29,178	103,959

Office NOI	79,127	(1,582)	77,545	74,295	8,707	83,002
Studio NOI	7,291	(2,421)	4,870	5,389	(5,733)	(344)
NOI	$86,418	$(4,003)	$82,415	$79,684	$2,974	$82,658

The following table gives further detail on our change in NOI (in thousands, except percentage change):

	Three Months Ended September 30, 2026 as compared to Three Months Ended September 30, 2025
	Same-store		Non-same-store		Total
	Dollar change	Percentage change	Dollar change	Percentage change	Dollar change	Percentage change
REVENUES
Office
Rental revenues	$6,558	4.8%	$(10,105)	(80.2)%	$(3,547)	(2.4)%
Service and other revenues	6	0.2	(2,427)	(98.8)	(2,421)	(38.5)
Total office revenues	6,564	4.7	(12,532)	(83.3)	(5,968)	(3.9)

Studio
Rental revenues	306	2.9	(1,381)	(46.6)	(1,075)	(7.9)
Service and other revenues	3,369	77.8	(2,050)	(14.5)	1,319	7.1
Total studio revenues	3,675	24.6	(3,431)	(20.1)	244	0.8

Total revenues	10,239	6.6	(15,963)	(49.6)	(5,724)	(3.1)

OPERATING EXPENSES
Office operating expenses	1,732	2.7	(2,243)	(35.4)	(511)	(0.7)
Studio operating expenses	1,773	18.6	(6,743)	(29.5)	(4,970)	(15.3)
Total operating expenses	3,505	4.7	(8,986)	(30.8)	(5,481)	(5.3)

Office NOI	4,832	6.5	(10,289)	(118.2)	(5,457)	(6.6)
Studio NOI	1,902	35.3	3,312	(57.8)	5,214	(1,515.7)
NOI	$6,734	8.5%	$(6,977)	(234.6)%	$(243)	(0.3)%

NOI decreased $0.2 million, or 0.3%, for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025, primarily resulting from:

•a $6.7 million increase in same-store NOI driven by:
•an increase in office NOI of $4.8 million primarily driven by the commencement of the third phase of the City of San Francisco lease at our 1455 Market property in the second quarter of 2026, partially offset by higher operating expenses at our 1455 Market property; and
•an increase in studio NOI of $1.9 million driven by higher production activity at our Sunset Las Palmas Studios and Sunset Gower Studios properties during the third quarter of 2026.
•offset by a $7.0 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $10.3 million primarily resulting from the sale of our Element LA property in the fourth quarter of 2025, the expiration of the PayPal lease at our Fourth & Traction property in July 2026, the sale of our 875/899 Howard property in the third quarter of 2026 and increased operating expenses at our Washington 1000 property after it was placed in service in the first quarter of 2026; partially offset by
•an increase in studio NOI of $3.3 million due to cost-savings initiatives at Quixote and the deconsolidation of our Sunset Glenoaks Studios property during the third quarter of 2025.

Other (Expenses) Income

Loss from unconsolidated real estate entities

We recorded a $0.5 million loss from unconsolidated real estate entities for the three months ended September 30, 2026 compared to a loss of $0.7 million for the three months ended September 30, 2025. The change was primarily driven by mark-to-market adjustments for an interest rate swap that does not qualify for hedge accounting, as well as our Sunset Pier 94 Studios property becoming operational during the first quarter of 2026.

Fee income

We recognized fee income of $1.0 million for the three months ended September 30, 2026 compared to $1.1 million for the three months ended September 30, 2025. The change was primarily due to a reduction in development fees associated with our Sunset Pier 94 Studios development project, which was substantially completed during the first quarter of 2026.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Three Months Ended September 30,
	2026	2025	Dollar Change	Percentage Change
Gross interest expense(1)	$44,380	$48,743	$(4,363)	(9.0)%
Capitalized interest	(5,763)	(9,589)	3,826	(39.9)
Non-cash interest expense(2)	2,321	2,572	(251)	(9.8)
TOTAL	$40,938	$41,726	$(788)	(1.9)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $4.4 million, or 9.0%, to $44.4 million for the three months ended September 30, 2026 compared to $48.7 million for the three months ended September 30, 2025. The decrease was primarily due to the partial repayment of our CMBS loan in the fourth quarter of 2025, the deconsolidation of our Sunset Glenoaks Studios property in the third quarter of 2025, as well as lower interest rates on our floating rate debt in 2026.

Capitalized interest decreased by $3.8 million, or 39.9%, to $5.8 million for the three months ended September 30, 2026 compared to $9.6 million for the three months ended September 30, 2025 primarily due to the cessation of interest capitalized at our Washington 1000 property after it was placed in service during the first quarter of 2026 and the completion of our Sunset Pier 94 Studios development project during the first quarter of 2026. The decrease was partially offset by an increase in construction activity at our 6040 Sunset property.

Non-cash interest expense decreased by $0.3 million, or 9.8%, to $2.3 million for the three months ended September 30, 2026 compared to $2.6 million for the three months ended September 30, 2025. The decrease was primarily related to lower amortization of deferred financing costs following the partial repayment of our CMBS loan in the fourth quarter of 2025 and the deconsolidation of our Sunset Glenoaks Studios property in the third quarter of 2025, partially offset by changes in the fair value of our derivative instruments not accounted for as cash flow hedges.

Interest income

Interest income decreased by $1.5 million, or 67.8%, to $0.7 million for the three months ended September 30, 2026 compared to $2.2 million for the three months ended September 30, 2025. The change was driven by lower cash balances held in interest-bearing accounts in 2026 as well as interest income received in 2025 on employee retention credit tax refunds.

Transaction-related expenses

Transaction-related expenses increased by $0.2 million, or 88.5%, to $0.3 million for the three months ended September 30, 2026 compared to $0.1 million for the three months ended September 30, 2025. The increase was primarily related to costs incurred in connection with the termination of certain leases as part of the phased wind-down of leased sound stage facilities and Atlanta-area operations at Quixote.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on non-real estate investments of $9.2 million for the three months ended September 30, 2026 compared to an unrealized loss of $2.1 million for the three months ended September 30, 2025, which were due to the observable changes in the fair value of the investments.

Loss on sale of real estate, net

During the three months ended September 30, 2026, we recognized a net loss on sale of real estate of $20.3 million attributable to the sales of our 2001 Gateway Place and 875/899 Howard office properties. We did not record a net loss on sale of real estate during the three months ended September 30, 2025.

Impairment loss

During the three months ended September 30, 2026, we recorded an impairment loss of $147.8 million related to our Hill7 and Skyport Plaza office properties. The impairments resulted from shortened expected holding periods for both properties and reduced their carrying values to their estimated fair value, less estimated costs to sell for Skyport Plaza. Skyport Plaza was classified as held for sale as of September 30, 2026 and subsequently sold on October 15, 2026. We did not record any impairment charges during the three months ended September 30, 2025.

Loss on deconsolidation of real estate entity

During the three months ended September 30, 2025, we recognized a $77.9 million loss related to the deconsolidation of our Sunset Glenoaks Studios property. The loss was calculated as the difference between the 1) sum of the fair value of the Company’s related noncontrolling investment in the joint venture and the carrying amount of the noncontrolling interest in the joint venture at the date of the deconsolidation; and 2) the carrying amount of the joint venture’s net assets at the date of the deconsolidation. No gain or loss on deconsolidation was recognized during the three months ended September 30, 2026.

Loss on extinguishment of debt

During the three months ended September 30, 2025, we recognized a loss on extinguishment of debt of $0.2 million related to the refinancing of the loan secured by our 1918 Eighth property. No gain or loss on extinguishment of debt was recognized during the three months ended September 30, 2026.

Gain on lease terminations, sale of assets and other

Gain on lease terminations, sale of assets and other increased by $2.6 million, or 424.6%, to $3.2 million for the three months ended September 30, 2026 compared to $0.6 million for the three months ended September 30, 2025. The increase was primarily related to the termination of certain leases in connection with the phased wind-down of leased sound stage facilities and Atlanta-area operations at Quixote, as well as a $0.6 million gain on the sale of equipment at Quixote during the third quarter of 2026.

General and administrative expenses

General and administrative expenses decreased by $1.4 million, or 10.0%, to $12.3 million for the three months ended September 30, 2026 compared to $13.7 million for the three months ended September 30, 2025. The decrease was primarily due to continued cost-saving initiatives.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $16.2 million, or 17.2%, to $77.9 million for the three months ended September 30, 2026 compared to $94.1 million for the three months ended September 30, 2025. The decrease was primarily driven by accelerated depreciation recorded during the third quarter of 2025 related to the demolition of an unused building structure at our Sunset Las Palmas Studios property for its conversion to a parking lot and the Quixote impairment charges recorded during the fourth quarter of 2025 and the second quarter of 2026, which resulted in a lower depreciable basis for our non-real estate property, plant and equipment and the sale of our Element LA property in the fourth quarter of 2025.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

Net Loss

Net loss increased $65.7 million, or 21.0%, to $377.8 million for the nine months ended September 30, 2026 compared to $312.1 million for the nine months ended September 30, 2025. The reasons for the change are discussed below with respect to the increases in impairment loss, loss on sale of real estate, net, unrealized loss on non-real estate investments and loss on lease terminations, sale of assets and other during the nine months ended September 30, 2026, partially offset by decreases in depreciation and amortization expense, general and administrative expenses and interest expense and the non-recurring loss on deconsolidation of real estate entity recognized during the nine months ended September 30, 2025.

Net Operating Income

Management further analyzes NOI by evaluating the performance from the following groups:

•Same-store, which includes all of the properties owned and included in our stabilized portfolio as of January 1, 2025 and still owned and included in the stabilized portfolio as of September 30, 2026; and

•Non-same-store, which includes:
•Stabilized non-same-store properties
•Lease-up properties
•Repositioning properties
•Development properties
•Redevelopment properties
•Held for sale properties
•Operating results from studio service-related businesses

The following table reconciles net loss to NOI:

	Nine Months Ended September 30,		Dollar Change	Percentage Change
	2026	2025
NET LOSS	$(377,794)	$(312,124)	$(65,670)	21.0%
Adjustments:
Loss from unconsolidated real estate entities	1,899	2,203	(304)	(13.8)
Fee income	(3,120)	(3,917)	797	(20.3)
Interest expense	117,408	133,368	(15,960)	(12.0)
Interest income	(2,928)	(4,770)	1,842	(38.6)
Management services reimbursement income—unconsolidated real estate entities	(3,293)	(3,182)	(111)	3.5
Management services expense—unconsolidated real estate entities	3,293	3,182	111	3.5
Transaction-related expenses	1,045	590	455	77.1
Unrealized loss on non-real estate investments	11,991	2,335	9,656	413.5
Loss (gain) on sale of real estate, net	20,284	(10,007)	30,291	(302.7)
Impairment loss	198,265	18,476	179,789	973.1
Loss on deconsolidation of real estate entity	—	77,907	(77,907)	(100.0)
Loss on extinguishment of debt	—	3,702	(3,702)	(100.0)
Loss (gain) on lease terminations, sale of assets and other	1,605	(516)	2,121	(411.0)
Income tax provision	1,073	672	401	59.7
General and administrative	36,918	59,968	(23,050)	(38.4)
Depreciation and amortization	240,714	281,921	(41,207)	(14.6)
NOI	$247,360	$249,808	$(2,448)	(1.0)%

Same-store NOI	253,963	249,724	4,239	1.7%
Non-same-store NOI	(6,603)	84	(6,687)	(7,960.7)
NOI	$247,360	$249,808	$(2,448)	(1.0)%

The following table summarizes certain statistics of our same-store office and studio properties:

	Nine Months Ended September 30,
	2026	2025
Same-store office
Number of properties	34	34
Rentable square feet	10,530,113	10,792,548
Ending % leased	85.5%	75.9%
Ending % occupied	84.9%	75.1%
Average % occupied for the period	81.1%	74.4%
Average annual rental rate per square foot	$56.28	$57.08

Same-store studio
Number of properties	3	3
Rentable square feet	1,204,939	1,204,666
Average % occupied for the period(1)	83.5%	76.7%
_____________
1.Percent occupied for same-store studio is the average percent occupied for the 12 months ended.

The following table gives further detail on our NOI:

	Nine Months Ended September 30,
	2026			2025
	Same-store	Non-same-store	Total	Same-store	Non-same-store	Total
REVENUES
Office
Rental revenues	$419,663	$19,907	$439,570	$415,259	$41,957	$457,216
Service and other revenues	10,766	70	10,836	12,021	6,386	18,407
Total office revenues	430,429	19,977	450,406	427,280	48,343	475,623

Studio
Rental revenues	33,103	6,675	39,778	31,209	9,899	41,108
Service and other revenues	24,632	36,227	60,859	16,352	41,995	58,347
Total studio revenues	57,735	42,902	100,637	47,561	51,894	99,455

Total revenues	488,164	62,879	551,043	474,841	100,237	575,078

OPERATING EXPENSES
Office operating expenses	198,541	11,882	210,423	193,988	21,367	215,355
Studio operating expenses	35,660	57,600	93,260	31,129	78,786	109,915
Total operating expenses	234,201	69,482	303,683	225,117	100,153	325,270

Office NOI	231,888	8,095	239,983	233,292	26,976	260,268
Studio NOI	22,075	(14,698)	7,377	16,432	(26,892)	(10,460)
NOI	$253,963	$(6,603)	$247,360	$249,724	$84	$249,808

The following table gives further detail on our change in NOI (in thousands, except percentage change):

	Nine Months Ended September 30, 2026 as compared to Nine Months Ended September 30, 2025
	Same-Store		Non-Same-Store		Total
	Dollar change	Percentage change	Dollar change	Percentage change	Dollar change	Percentage change
REVENUES
Office
Rental revenues	$4,404	1.1%	$(22,050)	(52.6)%	$(17,646)	(3.9)%
Service and other revenues	(1,255)	(10.4)	(6,316)	(98.9)	(7,571)	(41.1)
Total office revenues	3,149	0.7	(28,366)	(58.7)	(25,217)	(5.3)

Studio
Rental revenues	1,894	6.1	(3,224)	(32.6)	(1,330)	(3.2)
Service and other revenues	8,280	50.6	(5,768)	(13.7)	2,512	4.3
Total studio revenues	10,174	21.4	(8,992)	(17.3)	1,182	1.2

Total revenues	13,323	2.8	(37,358)	(37.3)	(24,035)	(4.2)

OPERATING EXPENSES
Office operating expenses	4,553	2.3	(9,485)	(44.4)	(4,932)	(2.3)
Studio operating expenses	4,531	14.6	(21,186)	(26.9)	(16,655)	(15.2)
Total operating expenses	9,084	4.0	(30,671)	(30.6)	(21,587)	(6.6)

Office NOI	(1,404)	(0.6)	(18,881)	(70.0)	(20,285)	(7.8)
Studio NOI	5,643	34.3	12,194	(45.3)	17,837	(170.5)
NOI	$4,239	1.7%	$(6,687)	(7,960.7)%	$(2,448)	(1.0)%

NOI decreased $2.4 million, or 1.0%, for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025, primarily resulting from:

•a $6.7 million decrease in non-same-store NOI driven by:
•a decrease in office NOI of $18.9 million primarily resulting from the sales of our Element LA and Foothill Research Center properties in 2025, the sale of our 875/899 Howard office property in the third quarter of 2026, increased operating expenses at our Washington 1000 property after it was placed in service during the first quarter of 2026 and the commencement of a repositioning project at our 6040 Sunset property in the first quarter of 2026, partially offset by prior period real estate tax refunds received at our Skyport Plaza property in 2026; partially offset by
•an increase in studio NOI of $12.2 million primarily related to a significant reduction in operating expenses at Quixote due to cost-savings initiatives and the commencement of the phased wind-down of leased sound stage facilities and Atlanta-area operations in 2026, as well as the deconsolidation of our Sunset Glenoaks Studios property in the third quarter of 2025.
•partially offset by a $4.2 million increase in same-store NOI driven by:
•an increase in studio NOI of $5.6 million primarily due to higher production activity at our Sunset Las Palmas and Sunset Gower Studios properties in 2026; partially offset by
•a decrease in office NOI of $1.4 million primarily due to lease expirations at our Hill7 property in mid-2025, lower occupancy at certain of our Peninsula and Silicon Valley properties and higher ground rent expense at our Palo Alto Square property due to a ground rent true-up credit recognized in 2025, partially offset by the commencement of the third phase of the City of San Francisco lease at our 1455 Market property in the second quarter of 2026.

Other (Expenses) Income

Loss from unconsolidated real estate entities

We recorded a $1.9 million loss from unconsolidated real estate entities for the nine months ended September 30, 2026 compared to a loss of $2.2 million for the nine months ended September 30, 2025. The change was primarily driven by mark-to-market adjustments for an interest rate swap that does not qualify for hedge accounting, partially offset by losses at our Sunset Pier 94 Studios property after it became operational during the first quarter of 2026, including fewer expenses being capitalized.

Fee income

We recognized fee income of $3.1 million for the nine months ended September 30, 2026 compared to $3.9 million for the nine months ended September 30, 2025. The change was primarily due to a reduction in development fees associated with our Sunset Pier 94 Studios development project, which was substantially completed during the first quarter of 2026.

Interest expense

The following table presents a reconciliation from gross interest expense to the interest expense line item on the Consolidated Statements of Operations:

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percentage Change
Gross interest expense(1)	$128,964	$151,007	$(22,043)	(14.6)%
Capitalized interest	(16,900)	(29,941)	13,041	(43.6)
Non-cash interest expense(2)	5,344	12,302	(6,958)	(56.6)
TOTAL	$117,408	$133,368	$(15,960)	(12.0)%
_________________
1.Includes interest on the Company’s debt and hedging activities.
2.Includes the amortization of deferred financing costs and fair market value adjustments for our mark-to-market interest rate derivatives.

Gross interest expense decreased by $22.0 million, or 14.6%, to $129.0 million for the nine months ended September 30, 2026 compared to $151.0 million for the nine months ended September 30, 2025. The decrease was primarily due to the repayments of the loan secured by Element LA and the Series B, C and D notes in 2025, no outstanding balance on our unsecured line of credit during 2026, the partial repayment of our Office CMBS loan in the fourth quarter of 2025, the deconsolidation of our Sunset Glenoaks Studios property in the third quarter of 2025 and lower reference rates on our floating rate debt during 2026.

Capitalized interest decreased by $13.0 million, or 43.6%, to $16.9 million for the nine months ended September 30, 2026 compared to $29.9 million for the nine months ended September 30, 2025 primarily due to the completion of our Washington 1000 and Sunset Pier 94 Studios development projects and the cessation of interest capitalization at our Sunset Glenoaks Studios property in the second quarter of 2025. The decrease was partially offset by an increase in construction activity at our 6040 Sunset property.

Non-cash interest expense decreased by $7.0 million, or 56.6%, to $5.3 million for the nine months ended September 30, 2026 compared to $12.3 million for the nine months ended September 30, 2025. The decrease was primarily related to lower amortization of deferred financing costs following the partial repayment of our CMBS loan in the fourth quarter of 2025 and the deconsolidation of our Sunset Glenoaks Studios property in the third quarter of 2025, partially offset by changes in the fair value of our derivative instruments not accounted for as cash flow hedges.

Interest income

Interest income decreased by $1.8 million, or 38.6%, to $2.9 million for the nine months ended September 30, 2026 compared to $4.8 million for the nine months ended September 30, 2025. The change was driven by lower cash deposits in interest-bearing accounts and interest earned on a refundable payroll tax credit during the nine months ended September 30, 2025 that did not recur.

Transaction-related expenses

Transaction-related expenses increased by $0.5 million, or 77.1%, to $1.0 million for the nine months ended September 30, 2026 compared to $0.6 million for the nine months ended September 30, 2025. The increase was primarily related to costs incurred in connection with the termination of certain leases and legal expenses incurred as part of the phased wind-down of leased sound stage facilities and Atlanta-area operations at Quixote.

Unrealized loss on non-real estate investments

We recognized an unrealized loss on our non-real estate investments of $12.0 million for the nine months ended September 30, 2026 compared to a loss of $2.3 million for the nine months ended September 30, 2025, which were due to the observable changes in the fair value of the investments.

Loss (gain) on sale of real estate, net

During the nine months ended September 30, 2026, we recognized a loss on sale of real estate of $20.3 million attributable to the sales of our 2001 Gateway Place and 875/899 Howard office properties. During the nine months ended September 30, 2025, we recognized a net gain on sale of real estate of $10.0 million attributable to the sales of our Foothill Research Center and Maxwell office properties.

Impairment loss

During the nine months ended September 30, 2026, we recorded an impairment loss of $198.3 million primarily related to our Hill7 office property, our Skyport Plaza office property, which was classified as held for sale as of September 30, 2026 and subsequently sold on October 15, 2026, the phased wind-down of leased sound stage facilities at Quixote, and our 2001 Gateway Place office property, which was sold on July 1, 2026. During the nine months ended September 30, 2025, we recorded an impairment loss of $18.5 million due to a reduction in the estimated holding period for our 625 Second office property, which was subsequently sold.

Loss on deconsolidation of real estate entity

During the nine months ended September 30, 2025, we recognized a $77.9 million loss related to the deconsolidation of our Sunset Glenoaks Studios property. The loss was calculated as the difference between 1) the sum of the fair value of the Company’s retained noncontrolling investment in the joint venture and the carrying amount of the noncontrolling interest in the joint venture at the date of the deconsolidation; and 2) the carrying amount of the joint venture’s net asset at the date of the deconsolidation. No gain or loss on deconsolidation was recognized during the nine months ended September 30, 2026.

Loss on extinguishment of debt

During the nine months ended September 30, 2025, we recognized a loss on extinguishment of debt of $3.7 million mostly related to the early repayment of the loan secured by our Element LA property and the Series B, C and D notes. No gain or loss on extinguishment of debt was recognized during the nine months ended September 30, 2026.

Loss (gain) on lease terminations, sale of assets and other

We recognized a net loss on lease terminations, sale of assets and other of $1.6 million for the nine months ended September 30, 2026 compared to a net gain of $0.5 million for the nine months ended September 30, 2025. The change was primarily related to the termination of certain leases in connection with the phased wind-down of leased sound stage facilities and Atlanta-area operations at Quixote, partially offset by indemnification income from a third party in connection with the lease terminations, as well as a $0.6 million gain on the sale of equipment at Quixote during the third quarter of 2026.

General and administrative expenses

General and administrative expenses decreased by $23.1 million, or 38.4%, to $36.9 million for the nine months ended September 30, 2026 compared to $60.0 million for the nine months ended September 30, 2025. The decrease was primarily due to the accelerated recognition of $14.3 million of compensation expense related to the cancellation of the 2024 performance unit equity awards by the Company’s top three executive officers during the nine months ended September 30, 2025, as well as continued cost-saving initiatives.

Depreciation and amortization expense

Depreciation and amortization expense decreased by $41.2 million, or 14.6%, to $240.7 million for the nine months ended September 30, 2026 compared to $281.9 million for the nine months ended September 30, 2025. The decrease was primarily due to a lower depreciable basis for non-real estate property, plant and equipment at Quixote resulting from impairment charges recorded in the fourth quarter of 2025 and the second quarter of 2026, as well as the repositioning of our 6040 Sunset property in 2026. The decrease was also due to accelerated depreciation recorded in 2025 related to the demolition of an unused building structure at our Sunset Las Palmas Studios property for its conversion to a parking lot, the sale of our Element LA property in the fourth quarter of 2025 and the deconsolidation of our Sunset Glenoaks Studios property in the third quarter of 2025. The decrease was partially offset by the commencement of depreciation and amortization at our Washington 1000 property, which was placed in service in 2026.

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

Liquidity Sources

We had approximately $160.5 million of cash and cash equivalents at September 30, 2026. Our principal source of operating cash flow is related to leasing and operating the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses and debt service and fund quarterly dividend and distribution requirements.

Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

We have an ATM program that allows us to sell up to $125.0 million of common stock. We did not utilize the ATM program during the nine months ended September 30, 2026. A cumulative total of $65.8 million has been sold from inception of the program through September 30, 2026. Any future sales will depend on several factors, including, but not limited to, market conditions, the trading price of our common stock and our capital needs. We have no obligation to sell the remaining shares available for sale under this program.

The following table sets forth our borrowing capacity under various loans as of September 30, 2026 (in thousands):

Loan	Total Borrowing Capacity	Amount Drawn	Remaining Borrowing Capacity
Unsecured revolving credit facility	$795,250	$—	$795,250
Bentall Centre(1)(2)(3)	93,225	93,225	—
Sunset Pier 94 Studios construction loan(1)(2)	46,810	43,378	3,432
TOTAL	$935,285	$136,603	$798,682
__________________
1.Amounts are presented at HPP’s share.
2.This loan is held by an unconsolidated joint venture.
3.The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of September 30, 2026.

Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. If we incur additional debt, the risks associated with our leverage, including our ability to service our debt, would increase. As of September 30, 2026, the credit ratings for our senior unsecured debt were B2, B and B+ from Moody’s, Standard and Poor’s and Fitch, respectively.

The following table sets forth our ratio of debt to total market capitalization (counting Series A redeemable preferred units as debt) as of September 30, 2026 (in thousands, except percentage):

Market Capitalization
Unsecured and secured debt(1)	$3,360,350
Series A redeemable preferred units	2,795
Total consolidated debt	3,363,145
Equity capitalization(2)	1,195,544
TOTAL CONSOLIDATED MARKET CAPITALIZATION	$4,558,689
Total consolidated debt/total consolidated market capitalization	73.8%
__________________
1.Excludes joint venture partner debt and unamortized deferred financing costs and loan discounts/premiums.
2.Equity capitalization represents the shares of common stock outstanding (including unvested restricted shares), pre-funded warrants, OP and LTIP units outstanding, restricted performance units and dilutive shares multiplied by the closing price of $11.54, as reported by the NYSE, on September 30, 2026, as well as the aggregate value of the Series C preferred stock liquidation preference as of September 30, 2026.

Outstanding Indebtedness

The following table sets forth information as of September 30, 2026 and December 31, 2025 with respect to our outstanding indebtedness, excluding unamortized deferred financing costs and loan discounts/premiums (in thousands):

	September 30, 2026	December 31, 2025
Unsecured debt	$1,650,000	$1,650,000
Secured debt	$1,710,350	$1,717,850
Joint venture partner debt	$66,136	$66,136

The operating partnership was in compliance with its financial covenants as of September 30, 2026.

Liquidity Uses

Contractual Obligations

During the nine months ended September 30, 2026, there were no material changes outside the ordinary course of business in the information regarding specified contractual obligations contained in our 2025 Annual Report on Form 10-K. Refer to Part I, Item 1 “Note 9 to the Consolidated Financial Statements—Debt” for information regarding our future minimum principal payments due on our outstanding debt. Refer to Part I, Item 1 “Note 12 to the Consolidated Financial Statements—Future Minimum Rents and Lease Payments” for information regarding our future minimum operating lease payments. Refer to Part I, Item 1 “Note 20 to the Consolidated Financial Statements—Commitments and Contingencies” for more detail.

We may from time to time seek to repurchase our outstanding debt securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

Cash Flows

Comparison of the cash flow activity for the nine months ended September 30, 2026 to the nine months ended September 30, 2025 is as follows (in thousands, except percentage change):

	Nine Months Ended September 30,
	2026	2025	Dollar Change	Percentage Change
Net cash provided by operating activities	$77,651	$61,673	$15,978	25.9%
Net cash used in investing activities	$(9,543)	$(64,096)	$54,553	(85.1)%
Net cash (used in) provided by financing activities	$(25,668)	$117,693	$(143,361)	(121.8)%

Cash and cash equivalents and restricted cash were $204.6 million and $162.1 million as of September 30, 2026 and December 31, 2025, respectively.

Operating Activities

Net cash provided by operating activities increased by $16.0 million, or 25.9%, to $77.7 million for the nine months ended September 30, 2026 compared to $61.7 million for the nine months ended September 30, 2025. The increase primarily resulted from lower cash paid for interest and favorable working capital movements during the nine months ended September 30, 2026, partially offset by higher payments related to deferred leasing costs and lease incentives.

Investing Activities

Net cash used in investing activities decreased by $54.6 million, or 85.1%, to $9.5 million for the nine months ended September 30, 2026 compared to $64.1 million for the nine months ended September 30, 2025. The decrease primarily resulted from a $25.6 million decrease in additions to investment in real estate, $15.3 million of proceeds from the sale of non-real estate property, plant and equipment in connection with the phased wind-down of operations at Quixote, $12.4 million of cash disposed upon the deconsolidation of our Sunset Glenoaks Studios property during the nine months ended September 30, 2025 and a $10.1 million decrease in additions to non-real estate property, plant and equipment, partially offset by a $7.4 million decrease in proceeds from sales of real estate.

Financing Activities

Net cash used in financing activities was $25.7 million for the nine months ended September 30, 2026, a change of $143.4 million, or 121.8%, compared to $117.7 million of cash provided by financing activities for the nine months ended September 30, 2025. The change was primarily driven by $656.2 million of net proceeds raised in our offering of common stock and pre-funded warrants in June 2025. The activity was partially offset by a year-over-year decrease in debt financing activity, including a $503.0 million decrease in payments of notes payable, net of proceeds from notes payable, and an $18.8 million decrease in loan costs.

Off-Balance Sheet Arrangements

Unconsolidated Joint Venture Indebtedness

We have investments in unconsolidated real estate entities accounted for using the equity method of accounting. The following table provides information about our unconsolidated joint venture indebtedness as of September 30, 2026 (in thousands, except for percentages):

	Ownership Interest	Amount Drawn	Undrawn Capacity	Total Capacity	Interest Rate	Contractual Maturity Date
Bentall Centre(1)	20.0%	$466,123	$—	$466,123	CORRA + 2.30%	7/1/2027
Sunset Glenoaks Studios(2)(3)	50.0%	$107,833	$—	$107,833	SOFR + 3.10%	1/9/2027
Sunset Pier 94 Studios(4)(5)	25.6%	$169,771	$13,429	$183,200	SOFR + 4.75%	9/9/2028
__________________
(1)The loan was transacted in Canadian dollars. Amounts are shown in U.S. dollars using the foreign currency exchange rate as of September 30, 2026. This loan is interest-only through its term.
(2)This loan has an initial interest rate of SOFR + 3.10% per annum until certain performance targets have been met, at which time the effective interest rate will decrease to SOFR + 2.50%. This loan is interest-only through its term. The maturity date includes the effect of extension options.
(3)Amount drawn includes principal of $100.6 million and accrued payment-in-kind interest of $7.2 million as of September 30, 2026.
(4)The floating interest rate on $169.8 million of principal has been capped at 4.00% through the use of an interest rate cap.
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

The following table presents a reconciliation of net loss to FFO (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(222,202)	$(144,086)	$(377,794)	$(312,124)
Adjustments:
Depreciation and amortization—consolidated	77,859	94,085	240,714	281,921
Depreciation and amortization—non-real estate assets	(3,516)	(8,919)	(10,555)	(27,353)
Depreciation and amortization—HPP’s share from unconsolidated real estate entities	1,719	1,250	4,922	3,408
Loss (gain) on sale of real estate, net	20,284	—	20,284	(10,007)
Loss on deconsolidation of real estate entity	—	77,907	—	77,907
Impairment loss—real estate assets	147,825	—	198,265	18,476
Unrealized loss on non-real estate investments	9,189	2,098	11,991	2,335
FFO attributable to non-controlling interests	(4,647)	(2,611)	(17,522)	(12,616)
FFO attributable to preferred shares and units	(5,091)	(5,100)	(15,273)	(15,461)
FFO TO COMMON STOCK/UNIT HOLDERS	$21,420	$14,624	$55,032	$6,486

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information about our market risk is disclosed in Part II, Item 7A, of our 2025 Annual Report on Form 10-K and is incorporated herein by reference. There have been no material changes for the nine months ended September 30, 2026 to the information provided in Part II, Item 7A, of our 2025 Annual Report on Form 10-K.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    Recent Sales of Unregistered Securities:

During the third quarter of 2026, our operating partnership issued partnership units in private placements in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act, in the amounts and for the consideration set forth below:

During the third quarter of 2026, our operating partnership issued an aggregate of 9,006 units to us in connection with the issuance by us of an aggregate of 9,006 shares of our common stock related to the exercises of pre-funded warrants.

During the third quarter of 2026, we issued 1,211 shares of common stock in connection with the redemption of 1,211 common units in our operating partnership in accordance with our operating partnership’s Agreement of Limited Partnership.

All other issuances of unregistered equity securities of our operating partnership during the nine months ended September 30, 2026 have previously been disclosed in filings with the SEC. For all issuances of units to us, our operating partnership relied on our status as a publicly traded NYSE-listed company with $7.0 billion in total consolidated assets and as our operating partnership’s majority owner and sole general partner as the basis for the exemption under Section 4(a)(2) of the Securities Act.

(b)    Use of Proceeds from Registered Securities: None.

(c)    Purchases of Equity Securities by the Issuer and Affiliated Purchasers: None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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
101
The following financial information from Hudson Pacific Properties, Inc.’s and Hudson Pacific Properties, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Capital (unaudited), (vi) Consolidated Statements of Cash Flows (unaudited) and (vii) Notes to Unaudited Consolidated Financial Statements*

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

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 6, 2026	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, INC.

Date:	November 6, 2026	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 6, 2026	/s/ VICTOR J. COLEMAN
Victor J. Coleman Chief Executive Officer (Principal Executive Officer)

HUDSON PACIFIC PROPERTIES, L.P.

Date:	November 6, 2026	/s/ HAROUT K. DIRAMERIAN
Harout K. Diramerian Chief Financial Officer (Principal Financial Officer)